Form 10-Q
period 2010-12-31
Modern Mobility Aids, Inc.
filed 2011-02-14
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 11, 2011
Common Stock, $0.001 par value	9,774,000

MODERN MOBILITY AIDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

       Consolidated Financial Statements-

          Consolidated Balance Sheets as of December 31, 2010, and June 30, 2010.................F-2

          Consolidated Statements of Operations for the Three and Six Months Ended

         December 31, 2010, and 2009, and Cumulative from Inception....................................F-3

          Consolidated Statement of Stockholders’ (Deficit) for the period from Inception through December 31, 2010.....................................................................................F-4

          Consolidated Statements of Cash Flows for the Six Months Ended

         December 31, 2010, and 2009, and Cumulative from Inception....................................F-5

        Notes to Consolidated Financial Statements December 31, 2010..................................F-6

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (Note 1)
(Unaudited)

ASSETS
	December 31,	June 30,
	2010	2010
Current Assets:
Cash	$ 19,781	$ 2,902
Total current assets	19,781	2,902

Total Assets	$ 19,781	$ 2,902

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 16,463	$ 5,446
Due to related parties	4,500	1,500
Total current liabilities	20,963	6,946

Total liabilities	20,963	6,946

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
9,774,000 shares issued and outstanding in 2010,	9,774	6,500
Additional paid in capital	37,651	-
(Deficit) accumulated during the development stage	(48,607)	(10,544)

Total stockholders' (deficit)	(1,182)	(4,044)

Total Liabilities and Stockholder's (Deficit)	$ 19,781	$ 2,902

The accompanying notes to financial statements are
an integral part of these statements.

F-2

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH
DECEMBER 31, 2010
(Unaudited)
					Cumulative
					From Inception
	Three Months Ended		Six Months Ended		(December 19, 2007)
	December 31,		December 31,		Through December 31,
	2010	2009	2010	2009	2010

Revenues, net	$ -	$ -	$ 1,656	$ -	$ 9,506

Cost of Revenues	-	-	938	-	6,096

Gross Profit	-	-	718	-	3,410

Expenses:
General and administrative-
Accounting and audit fees	6,250	-	7,750	-	10,750
Officer compensation	1,500		3,000		4,500
Other	5,829	572	7,756	572	12,817
Consulting	5,500	-	5,500	-	8,400
Legal	3,220		3,220		3,220
Legal - Organization costs	-	-	-	-	775
Transfer agent	11,555		11,555		11,555
Total operating expenses	33,854	572	38,781	572	52,017

(Loss) from Operations	(33,854)	(572)	(38,063)	(572)	(48,607)

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$ (33,854)	$ (572)	$ (38,063)	$ (572)	$ (48,607)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ -	$ (0.01)	$ -

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,111,043	-	7,305,522	-

The accompanying notes to financial statements are
an integral part of these statements.

F-3

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 1)
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007)
THROUGH DECEMBER 31, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - December 19, 2007	-	$ -	$ -	$ -	$ -

Net (loss) for the period	-	-	-	(1,106)	(1,106)

Balance - June 30, 2008	-	-	-	(1,106)	(1,106)

Net (loss) for the year	-	-	-	(661)	(661)

Balance - June 30, 2009	-	-	-	(1,767)	(1,767)

Common stock issued for cash at $0.001 per share	6,500,000	6,500	-	-	6,500

Net (loss) for the year	-	-	-	(8,777)	(8,777)

Balance - June 30, 2010	6,500,000	6,500.00	-	(10,544)	(4,044)

Common stock issued for cash at $0.0125 per share	3,274,000	3,274	37,651	-	40,925

Net (loss) for the period	-	-	-	(38,063)	(38,063)

Balance - December 31, 2010	9,774,000	$ 9,774	$ 37,651	$ (48,607)	$ (1,182)

The accompanying notes to financial statements are
an integral part of this statement.

F-4

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH
DECEMBER 31, 2010
(Unaudited)

			Cumulative
			From Inception
	Six Months Ended		(December 19, 2007)
	Decmber 31,		Through December 31,
	2010	2009	2010

Operating Activities:
Net (loss)	$ (38,063)	$ (572)	$ (48,607)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts payable and accrued liabilities	11,017	572	16,463

Net Cash (Used in) Operating Activities	(27,046)	-	(32,144)

Investing Activities:
Purchases of property and equipment	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Proceeds from issurance of common stock	40,925	-	47,425
Due to related parties	3,000	-	4,500

Net Cash Provided by Financing Activities	43,925	-	51,925

Net Increase in Cash	16,879	-	19,781

Cash - Beginning of Period	2,902	-	-

Cash - End of Period	$ 19,781	$ -	$ 19,781

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are
an integral part of these statements.

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

 Unaudited Financial Statements

The accompanying consolidated financial statements of Modern Mobility Aids, Inc. as of December 31, 2010, and June 30, 2010, and for the three and six months ended December 31, 2010, and 2009 and cumulative from inception, are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2010, and June 30, 2010, and the results of its operations and its cash flows for the three and six months ended December 31, 2010 and 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2011.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited consolidated financial statements as of June 30, 2010, filed with the SEC for additional information, including significant accounting policies.

    Principles of Consolidation

The Company's consolidated financial statements for the three and six months ended December 31, 2010, and 2009, include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., an Ontario, Canada, based company. The subsidiary was incorporated on September 2, 2009, during the year ended June 30, 2010. All significant intercompany balances and transactions have been eliminated on consolidation.

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

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

Net revenues are comprised of gross revenues less expected returns, trade discounts, and customer allowances that include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons.  These incentive costs are recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

     Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the six months ended December 31, 2010, and 2009 and for the period from inception (December 19, 2007) through December 31, 2010.

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

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange.  As of December 31, 2010 and 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

     Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

     Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the six months ended December 31, 2010, and 2009 and for the period from inception (December 19, 2007) through December 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the six months ended December 31, 2010, and 2009.

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

2.             Development Stage Activities and Going Concern

The Company is in the development stage and is involved in selling and distribution of products for mobility challenged individuals.  During the period from December 19, 2007, through December 31, 2010, the Company was organized and incorporated, conducted a capital formation activity to raise $47,425 through the issuance of 9,774,000 shares of common stock, and realized $9,506 in revenues from sales.

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

During the six months ended December 31, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,274,000 common shares at $0.0125 per share for total proceeds of $40,925 pursuant to this Registration Statement. Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of December 31, 2010, and June 30, 2009, the Company had a working capital deficiency of $1,182, and $4,044, respectively.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

   3.     Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share, and no other class of shares is authorized.

During the year ended June 30, 2010, the Company issued 6,500,000 shares of common stock at $0.001 per share to its Directors for total proceeds of $6,500.

During the six months ended December 31, 2010 the Company has sold 3,274,000 common shares at $0.0125 per share for total proceeds of $40,925.

As of December 31, 2010, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

   4.     Income Taxes

The provision (benefit) for income taxes for the six months ended December  31, 2010 and 2009, were as follows (assuming a 15 percent effective tax rate):

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

	Six Months Ended
	December 31,
	2010	2009

Current Tax Provision:
Federal
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal
Loss carryforwards	$ 5,709	$ 86
Change in valuation allowance	(5,709)	(86)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of December 31, 2010 and June 30, 2010 as follows:

	December 31,	June 30,
	2010	2010

Loss carryforwards	$ 7,291	$ 1,582
Less - Valuation allowance	(7,291)	(1,582)

Total net deferred tax assets	$ -	$ -

As of December 31, 2010, the Company had approximately $48,600 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended December 31, 2010 and for the years ended June 30, 2010, and 2009, and the period from inception to June 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

   5.     Related Party Transactions

The President and the Chief Financial Officer of the Company provides management services to the Company.  During the six months ended December 31, 2010, management services of $3,000 (June 30, 2010: $1,500) were charged to operations. As of December 31, 2010, the Company owed to Directors of the Company $4,500 (June 30, 2010-$1,500) for management, consulting services provided to the Company. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

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

DECEMBER 31, 2010

(Unaudited)

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

DECEMBER 31, 2010

(Unaudited)

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

DECEMBER 31, 2010

(Unaudited)

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

DECEMBER 31, 2010

(Unaudited)

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

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the six months ended December 31, 2010, and 2009, include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., an Ontario, Canada, based company. The subsidiary was incorporated on September 2, 2009, during the year ended June 30, 2010.

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

Results of Operations

For the six months ended December 31, 2010 compared to six months ended December 31, 2009

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the six months ended December 31, 2010 we have generated $1,656 (December 31, 2009: $Nil) in revenues from sales and incurred $38,063 (December 31, 2009: $572) in losses. During the period from December 19, 2007 (inception), through December 31, 2010, we have generated $9,506 in revenues from sales and incurred $48,607 in losses.

To date our revenue has been from sales of scooters and scooter accessories, uplift electric chairs, walkers and bikes. The increase in revenue was attributable to the introduction of new products. Our cost of revenues consisted of the cost of the items we had sold and freight expenses.

We purchased the products we sold from various independent resellers/suppliers in North America. We will continue purchasing and selling mobility products in small quantities from various suppliers until we find products with highest profit margin. Once the products are determined, we plan to establish a wholesale account with the manufacturer/reseller of the products as our “principal” supplier. As of the date of this report we have not setup a wholesale account with a principal supplier. There is no guarantee that our application for wholesale accounts will be approved by the manufacturers. We may not be able to purchase products at favorable wholesale prices, which will negatively impact our business.

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

During the six months ended December 31, 2010, we incurred $38,063 (December 31, 2009: $572) in operating costs including $7,750 for accounting fees; $3,000 for officer compensation, $5,500 for consulting fees, $3,220 for legal fees, $11,555 for transfer agent fees and $7,756 for other general and administrative costs. Other general and administrative costs consist of bank charges of $228, filing fees of $2,920, office expenses of $519, product sample purchases of $307, rent expense of $1,557 and travel and promotion expenses of $2,225.

Since inception, we have sold 6,500,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $6,500. During the six months ended December 31, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,274,000 common shares at $0.0125 per share for total proceeds of $40,925 pursuant to this Registration Statement.

We have reserved the domain name www.modernmobilityaids.com in anticipation of future expansion. We have not developed our website as of the date of this report.

Liquidity and Capital Resources

We have incurred $48, 607 in operating losses since inception. As of December 31, 2010, we had $19,781 in cash compared to $2,902 at June 30, 2010.  As of December 31, 2010, we had a working capital deficiency of $(1,182), compared to a working capital deficiency of $(4,044) as of June 30, 2010.

Net cash used in operating activities for the six months ended December 31, 2010 was $27,046, compared with net cash used of $Nil for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the six months ended December 31, 2010 and 2009. Net cash provided by financing activities for the six months ended December 31, 2010 was $43,925, and consisted of proceeds of $40,925 from sale of 3,274,000 shares of common stock and loans from directors of $3,000. No cash was provided by financing activities in the prior year period.

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

February 11, 2011

MODERN MOBILITY AIDS INC.

By:	/s/ Sergei Khorolski
Sergei Khorolski
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Modern Mobility Aids, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Sergei Khorolski	President, CEO and Director	February 11, 2011
Sergei Khorolski
/s/Valeri Politika	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	February 11, 2011
Valeri Politika