Form 10-Q
period 2011-03-31
Modern Mobility Aids, Inc.
filed 2011-05-11
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-168983

Modern Mobility Aids, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27- 4677038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1821 Walden Office Square, Suite 400, Schaumburg, IL	60173
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 11, 2011
Common Stock, $0.001 par value	9,774,000

MODERN MOBILITY AIDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

       Consolidated Financial Statements-

          Consolidated Balance Sheets as of March 31, 2011, and June 30, 2010.............................F-2

          Consolidated Statements of Operations for the Three and Nine Months Ended

         March 31, 2011, and 2010, and Cumulative from Inception ………………………………........F-3

          Consolidated Statement of Stockholders’ (Deficit) for the period from Inception through March 31, 2011 ............................................................................................... F-4

          Consolidated Statements of Cash Flows for the Nine Months Ended

         March 31, 2011, and 2010, and Cumulative from Inception ...........................……………..F-5

        Notes to Consolidated Financial Statements March 31, 2011 ..............................................F-6

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (Note 1)
(Unaudited)

ASSETS
	March 31,	June 30,
	2011	2010
Current Assets:
Cash	$ 1,122	$ 2,902
Total current assets	1,122	2,902
Total Assets	$ 1,122	$ 2,902

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 4,401	$ 5,446
Due to related parties	6,000	1,500

Total current liabilities	10,401	6,946
Total liabilities	10,401	6,946

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
9,774,000 shares issued and outstanding in 2011,	9,774	6,500
(2010: 6,500,000 shares)
Additional paid in capital	37,651	-
(Deficit) accumulated during the development stage	(56,704)	(10,544)
Total stockholders' (deficit)	(9,279)	(4,044)
Total Liabilities and Stockholder's (Deficit)	$ 1,122	$ 2,902

The accompanying notes to financial statements are
an integral part of these statements.

F-2

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011, AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH
MARCH 31, 2011
(Unaudited)
					Cumulative
					From Inception
	Three Months Ended		Nine Months Ended		(December 19, 2007)
	March 31,		March 31,		Through March 31,
	2011	2010	2011	2010	2011

Revenues, net	$ -	$ -	$ 1,656	$ -	$ 9,506
Cost of Revenues	-	-	938	-	6,096
Gross Profit	-	-	718	-	3,410

Expenses:
General and administrative-
Accounting and audit fees	4,500	-	12,250	-	15,250
Officer compensation	1,500	-	4,500	-	6,000
Other	1,497	-	9,253	572	14,314
Consulting	-	-	5,500	-	8,400
Legal	-	-	3,220		3,220
Legal - Organization costs	-	-	-	-	775
Transfer agent	600	-	12,155	-	12,155
Total operating expenses	8,097	-	46,878	572	60,114
(Loss) from Operations	(8,097)	-	(46,160)	(572)	(56,704)

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$ (8,097)	$ -	$ (46,160)	$ (572)	$ (56,704)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ -	$ (0.01)	$ -

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,774,000	-	8,116,336	-

The accompanying notes to financial statements are
an integral part of these statements.

F-3

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 1)
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - December 19, 2007	-	$ -	$ -	$ -	$ -

Net (loss) for the period	-	-	-	(1,106)	(1,106)

Balance - June 30, 2008	-	-	-	(1,106)	(1,106)

Net (loss) for the year	-	-	-	(661)	(661)

Balance - June 30, 2009	-	-	-	(1,767)	(1,767)

Common stock issued for cash at $0.001 per share	6,500,000	6,500	-	-	6,500

Net (loss) for the year	-	-	-	(8,777)	(8,777)

Balance - June 30, 2010	6,500,000	6,500	-	(10,544)	(4,044)

Common stock issued for cash at $0.0125 per share	3,274,000	3,274	37,651	-	40,925

Net (loss) for the period	-	-	-	(46,160)	(46,160)

Balance - March 31, 2011	9,774,000	$ 9,774	$ 37,651	$ (56,704)	$ (9,279)

The accompanying notes to financial statements are
an integral part of this statement.

F-4

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH
MARCH 31, 2011
(Unaudited)

			Cumulative
			From Inception
	Nine Months Ended		(December 19, 2007)
	March 31,		Through March 31,
	2011	2010	2011

Operating Activities:
Net (loss)	$ (46,160)	$ (572)	$ (56,704)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts payable and accrued liabilities	(1,045)	572	4,401
Net Cash (Used in) Operating Activities	(47,205)	-	(52,303)

Investing Activities:
Purchases of property and equipment	-	-	-
Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Proceeds from issurance of common stock	40,925	-	47,425
Due to related parties	4,500	-	6,000
Net Cash Provided by Financing Activities	45,425	-	53,425

Net Increase in Cash	(1,780)	-	1,122

Cash - Beginning of Period	2,902	-	-

Cash - End of Period	$ 1,122	$ -	$ 1,122

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are
an integral part of these statements.

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

 Unaudited Financial Statements

The accompanying consolidated financial statements of Modern Mobility Aids, Inc. as of March 31, 2011, and June 30, 2010, and for the three and nine months ended March 31, 2011, and 2010 and cumulative from inception, are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and June 30, 2010, and the results of its operations and its cash flows for the three and nine months ended March 31, 2011 and 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2011.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited consolidated financial statements as of June 30, 2010, filed with the SEC for additional information, including significant accounting policies.

    Principles of Consolidation

The Company's consolidated financial statements for the three and nine months ended March 31, 2011, and 2010, include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., an Ontario, Canada, based company. The subsidiary was incorporated on September 2, 2009, during the year ended June 30, 2010. All significant intercompany balances and transactions have been eliminated on consolidation.

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

MARCH 31, 2011

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

     Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the nine months ended March 31, 2011, and 2010 and for the period from inception (December 19, 2007) through March 31, 2011.

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

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange.  As of March 31, 2011 and 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

     Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the nine months ended March 31, 2011, and 2010 and for the period from inception (December 19, 2007) through March 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the nine months ended March 31, 2011, and 2010.

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

2.             Development Stage Activities and Going Concern

The Company is in the development stage and is involved in selling and distribution of products for mobility challenged individuals.  During the period from December 19, 2007, through March 31, 2011, the Company was organized and incorporated, conducted a capital formation activity to raise $47,425 through the issuance of 9,774,000 shares of common stock, and realized $9,506 in revenues from sales.

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

During the nine months ended March 31, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,274,000 common shares at $0.0125 per share for total proceeds of $40,925 pursuant to this Registration Statement. Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of March 31, 2011, and June 30, 2010, the Company had a working capital deficiency of $(9,279), and $(4,044), respectively.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

   3.     Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share, and no other class of shares is authorized.

During the year ended June 30, 2010, the Company issued 6,500,000 shares of common stock at $0.001 per share to its Directors for total proceeds of $6,500.

During the nine months ended March 31, 2011 the Company has sold 3,274,000 common shares at $0.0125 per share for total proceeds of $40,925.

As of March 31, 2011, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

   4.     Income Taxes

The provision (benefit) for income taxes for the nine months ended March  31, 2011 and 2010, were as follows (assuming a 15 percent effective tax rate):

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010

Current Tax Provision:
Federal
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal
Loss carryforwards	$ 6,924	$ 86
Change in valuation allowance	(6,924)	(86)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of March 31, 2011 and June 30, 2010 as follows:

	March 31,	June 30,
	2011	2010

Loss carryforwards	$ 8,506	$ 1,582
Less - Valuation allowance	(8,506)	(1,582)

Total net deferred tax assets	$ -	$ -

As of March 31, 2011, the Company had approximately $56,700 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended March 31, 2011 and for the years ended June 30, 2010, and 2009, and the period from inception to June 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

   5.     Related Party Transactions

The President and the Chief Financial Officer of the Company provides management services to the Company.  During the nine months ended March 31, 2011, management services of $4,500 (June 30, 2010: $1,500) were charged to operations.

As of March 31, 2011, the Company owed to Directors of the Company $6,000 (June 30, 2010: $1,500) for management, consulting services provided to the Company. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

MODERN MOBILITY AIDS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

MARCH 31, 2011

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

MARCH 31, 2011

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

MARCH 31, 2011

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

MARCH 31, 2011

(Unaudited)

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

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the nine months ended March 31, 2011, and 2010, include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., an Ontario, Canada, based company. The subsidiary was incorporated on September 2, 2009, during the year ended June 30, 2010.

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

Results of Operations

For the nine months ended March 31, 2011 compared to nine months ended March 31, 2010

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the nine months ended March 31, 2011 we have generated $1,656 (March 31, 2010: $Nil) in revenues from sales and incurred $46,160 (March 31, 2010: $572) in losses. During the period from December 19, 2007 (inception), through March 31, 2011, we have generated $9,506 in revenues from sales and incurred $56,704 in losses.

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

During the nine months ended March 31, 2011, we incurred $46,878 (March 31, 2010: $572) in operating costs including $12,250 for accounting fees; $4,500 for officer compensation, $5,500 for consulting fees, $3,220 for legal fees, $12,155 for transfer agent fees and $9,253 for other general and administrative costs. Other general and administrative costs consist of bank charges of $299, filing fees of $2,920, office expenses of $596, product sample purchases of $307, rent expense of $2,310 and travel and promotion expenses of $2,821.

Since inception, we have sold 6,500,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $6,500. During the nine months ended March 31, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,274,000 common shares at $0.0125 per share for total proceeds of $40,925 pursuant to this Registration Statement.

We have reserved the domain name www.modernmobilityaids.com in anticipation of future expansion. We have not developed our website as of the date of this report.

Liquidity and Capital Resources

We have incurred $56,704 in operating losses since inception. As of March 31, 2011, we had $1,122 in cash compared to $2,902 at June 30, 2010.  As of March 31, 2011, we had a working capital deficiency of $(9,279), compared to a working capital deficiency of $(4,044) as of June 30, 2010.

Net cash used in operating activities for the nine months ended March 31, 2011 was $47,205, compared with net cash used of $Nil for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the nine months ended March 31, 2011 and 2010. Net cash provided by financing activities for the nine months ended March 31, 2011 was $45,425, and consisted of proceeds of $40,925 from sale of 3,274,000 shares of common stock and loans from directors of $4,500. No cash was provided by financing activities in the prior year period.

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

May 11, 2011

MODERN MOBILITY AIDS INC.

By:	/s/ Sergei Khorolski
Sergei Khorolski
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Modern Mobility Aids, Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Sergei Khorolski	President, CEO and Director	May 11, 2011
Sergei Khorolski
/s/Valeri Politika	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	May 11, 2011
Valeri Politika