Form 10-K
period 2011-06-30
Modern Mobility Aids, Inc.
filed 2011-10-12
CIK 1497165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to __________________

Commission file number 333-168983

MODERN MOBILITY AIDS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-4677038
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

1235 Bay St, Suite 400, Toronto, Ontario, Canada	M5R 3K4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (586) 530-5605

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of December 31, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $40,925, based upon the most recent sale price of $0.0125.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 10, 2011, the registrant had outstanding 195,480,000 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This annual report  contains  forward-looking  statements which involve assumptions and describe our future  plans,  strategies  and  expectations,  are  generally identifiable   by  use  of  the  words  "may,"   "will,"   "should,"   "expect," "anticipate,"  "estimate,"  "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such  forward-looking  statements  include  statements  regarding,  among  other things, (i) our potential profitability and cash flows, (ii) our growth  and acquisition strategies,  (iii) our  future  financing  plans and (iv) our  anticipated  needs for working  capital.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Plan of Operation" and "Description of Our Business and Properties," as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Although  forward-looking  statements  in this  annual report  reflect  the good  faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks,  business,  economic and other risks and  uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in this annual report which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.  We will have little likelihood of long-term success unless we are able to continue to raise capital from the sale of our securities until, if ever, we generate positive cash flow from operations.

Table of Contents

MODERN MOBILITY AIDS, INC.
FORM 10-K ANNUAL REPORT

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We were formed on December 19, 2007. Our plan has been to import and sell scooters, power chairs, walkers, wheelchairs and other mobility products to the Russian market. We have not manufactured the products we have offered for sale. On September 2, 2009, we incorporated a wholly owned subsidiary Modern Mobility Aids, Inc. (Canada).  On July 14, 2011, we incorporated a wholly owned subsidiary, MDRM Group (Canada) Ltd.

References in this report to “Modern Mobility Aids” refer to Modern Mobility Aids, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Our Business

Description of Business

Until recently, Modern Mobility Aids had been a wholesaler/distributor of mobility products such as scooters, power chairs, wheelchairs, walkers and canes in the Russian market. We initially planned to import, market and sell a range of mobility products to the Russian market to be used by mobility challenged individuals to achieve a greater level of independence from their caretakers. Users of mobility products include the elderly, individuals with paralysis, arthritis, weakness, coronary or lung issues and obesity.

We did not manufacture the products we offered for sale. Historically, we focused our efforts on establishing relationships with local distributors in Russia in order to sell our products.  We signed a broker agreement with OOO Elite Moto, a company based in Moscow, Russia. OOO Elite Moto represented our products in the Moskovskaya Oblast’ region, which includes Moscow and the surrounding suburbs. Our agreement obligated us to pay OOO Elite Moto a 5% commission calculated on the gross invoice received. We sold $9,506 worth of products since signing the contract on April 26, 2010.

The Company has abandoned its historic business which has generated little operating revenue and has had limited operations to date.  Our Board of Directors has determined that the Company will seek to acquire business assets or stock in companies that either have existing operations or are in the development stage with the potential for successful operations.  We will require financing to make such acquisitions.  There can be no assurance we can secure such financing or that we will be able to make such acquisitions even if financing is available.  Moreover, even if we acquire business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished or that our operations thereafter will be profitable.

Competition

We have no continuing operations and therefore do not face any competition.  We will face competition with respect to any new business we initiate.

Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We will be required to comply with any government regulations which apply to any new business we initiate.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts.

Need for Government Approval for its Products or Services

We have no continuing business operations at the present time and are not required to apply for or have any government approvals for products or services at this time.  We may be required to do so if we initiate business operations.

Research and Development Costs during the Last Two Years

We have not expended funds for research and development costs since inception.

Employees and Employment Agreements

We have no employees and one officer, Mohamed K. Karatella.  He will devote as much time as is necessary to manage the affairs of the company.  There are no formal employment agreements between the company and any employee.

Change of Control

On May 26, 2011 (the “Closing Date”), a change of control of the Company occurred. Pursuant to two Stock Purchase Agreements (the “SPAs”), Sergei Khorolski, formerly the President, Chief Executive Officer and a Director of the Company and Valeri Politika, formerly the Chief Financial Officer, Secretary, Treasurer and a Director of the Company, sold a total of 6,500,000 shares (pre-split) of common stock of the Company (the “Transactions”) to Mohamed K. Karatella.  The total consideration paid for the shares purchased pursuant to the SPAs was $65,000, which was paid from Mr. Karatella’s own funds. Pursuant to the SPAs, Mr. Karatella acquired an aggregate of approximately 66.5% of the outstanding voting common stock of the Registrant.

In connection with the Transactions, under the terms of the SPAs, Sergei Khorolski and Valeri Politika, who were the only members of our Board of Directors prior to the Transactions appointed Mohamed K. Karatella and Antonio Domingues to serve as members of our Board of Directors.  Furthermore, Mr. Khorolski and Mr. Politika resigned as members of our Board of Directors on May 27, 2011.  In addition, on the Closing Date, Mr. Khorolski and Mr. Politika resigned as officers of the Company.  On that date, Mohamed K. Karatella was appointed our President, Chief Financial Officer, and Treasurer and Antonio Domingues our Secretary. Due to the sale of our common stock pursuant to the SPAs and the change in the composition of our Board of Directors, there has been a change of control of our Company at both the stockholder and director levels.

The Company has abandoned its historic business which has generated little operating revenue and has had limited operations to date.  Our Board of Directors has determined that the Company will seek to acquire business assets or stock in companies that either have existing operations or are in the development stage with the potential for successful operations.  We will require financing to make such acquisitions.  There can be no assurance we can secure such financing or that we will be able to make such acquisitions even if financing is available.  Moreover, even if we acquire business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished or that our operations thereafter will be profitable.

Stock Purchase Agreement

On August 4, 2011, through a fully owned subsidiary that we incorporated under laws of Toronto, Canada, we entered into a share exchange agreement (the “SEA”)to acquire all of the outstanding common stock of Lumigene Technologies, Inc. (“Lumigene”). Lumigene, a corporation organized in Ontario, Canada, in the business of developing point of source infectious disease diagnostic machines which will enable health professionals to quickly and effectively diagnose and treat infectious diseases.  Its products are the subject of ongoing research and development efforts.  Lumigene has realized no revenue to date.

Under the SEA, our aggregate purchase price for the shares and certain debt owed to the current shareholders of Lumigene is $1,000,000, an additional $480,000 if certain post closing milestones are satisfied and 2% of all gross revenue realized from the business after the closing.  The purchase price is reflected in Canadian dollars.

The closing of this transaction is subject to various conditions including our satisfactory completion of due diligence within 60 days from August 4, 2011 and procuring various consents that may be required under Lumigene’s existing contracts with third parties.  Furthermore, we will need to raise the funds necessary to close the transaction as well as to provide working capital to allow Lumigene to continue the development of its products. There can be no assurance that the conditions precedent to closing this transaction will be satisfied or that we will be able to raise the funds necessary to consummate the transaction.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On August 12, 2011, we filed an amendment to our Certificate of Incorporation to increase the number of shares that the Company is authorized to issue from 70,000,000 shares of common stock to 200,000,000 shares of common stock, $0.001 par value per share, and to authorize the issuance of 1,000,000 shares of preferred stock, $0.001 par value per share (the “Increased Authorization”).  The amendment was approved by our Board of Directors and by Mohamed K. Karatella, who owns approximately 66.5% of our issued and outstanding common stock.  The major reason that we increased our authorization of common stock was to have sufficient shares of common stock available to effect a 20 for 1 forward split of our common stock outstanding.

The amendment to our Certificate of Incorporation also authorizes the Company to issue 1,000,000 shares of preferred stock.  Preferred stock can be issued, without shareholder consent, by our Board of Directors as it shall determine from time to time, in one or more series, with special voting rights, designations, preferences or other special rights, and qualifications, limitations or restrictions, as the board my determine, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences.  Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the Company’s shareholders and may adversely affect the voting and other rights of the voters of common stock.

Stock Split

We have effected a 20 for 1 forward split of our shares of common stock outstanding.  All owners of record at the close of business on August 23, 2011 (the record date) received 19 additional shares of common stock for every one share they owned on such date.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders.  We are subject to disclosure filing requirements, including filing Form 10-K annually and Forms 10-Q quarterly.  In addition, we will file Forms 8K and other reports from time to time required.  The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1.A      RISK FACTORS

You should carefully consider the risks described below and other information contained in this report before making an decision to acquire shares of our common stock. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations or financial condition could be materially adversely affected.

We are mainly dependent upon the funds provided to us by our majority shareholder who is not obligated to provide us the funds necessary for us to continue as a going concern.

We are a startup company and we have no operations.  We will need additional funds to initiate any business or to acquire the shares of Lumigene Technologies, Inc. or any other business or assets we wish to acquire. There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.  If we are not able to obtain needed financing, we may have to cease operations.  Even if we raise the funds necessary to acquire a business, there can be no assurance that such business will be successful or that we will be able to continue as a going concern.

Any industry in which the Company operates will likely be highly competitive and the Company’s competitors may be larger and may have greater financial resources than the Company does.

Given our limited resources and limited business experience we will likely face strong competition with respect to any business we engage in from competitors which will have greater experiences and have substantially more resources then we have. The strong competition that we will face may have a material adverse affect on our business.

The company is subject to certain risks in our international operations

We expect that most of our sales will initially be generated outside the United States of America. Accordingly, we will be subject to a number of risks, any of which could harm our business, relating to doing business internationally, including:

1. Exchange controls and currency exchange rates
2. Inflation
3. Political and economic issues in foreign countries
4. Foreign tax treaties and policies
5. Restrictions on the transfer of funds to and from foreign countries
6. General economic conditions where end users of the company’s products reside.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We expect to conduct business outside the U.S. As a result, we will be exposed to gains and losses resulting from the effect of fluctuations in foreign currency exchange rates. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. Significant fluctuations in foreign currency exchange rates may adversely affect any business in which we are engaged.

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on December 19, 2007, have realized $9,506 in revenues and incurred $168,819 in losses since inception.  We have very little operating history upon which an evaluation of our future success or failure can be made.  This is particularly true due to our abandonment of the business we previously operated. Based upon current plans, we expect to purchase a development stage company which has no revenue and expect to incur net operating losses in future periods because we will be incurring expenses prior to generating revenues. Any revenues we do generate may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

There is substantial uncertainty as to whether we will continue operations.

Our registered independent auditors have discussed their uncertainty regarding our business operations in their audit report for the year ended June 30, 2011.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

We depend on key personnel.

Our future  success  will  depend  in  large part  on the  continued  service  of Mohamed K. Karatella, our  President, Chief  Executive Officer and a Director.  We have not entered into an employment agreement with Mr. Karatella. If Mr. Karatella chooses to leave the company we will face significant difficulties in attracting a potential replacement candidate due to our limited financial resources and operating history.

Our officer and directors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our officer and directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities which they may encounter, between our operations and those of other businesses.

Currently, Mr. Mohamed K. Karatella, our President, Chief Executive Officer and a Director, is under no obligation to commit any time to us, and his failure to do so may adversely affect our ability to continue as a going concern.

Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investment, business or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty or in which they are involved. They may also in the future become affiliated with entities that are engaged in business or other activities similar to those we intend to conduct. As a result, they may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such conflict, we are deprived of investment, business or information, our ability to initiate any business may be adversely affected.

Our management has limited experience running a medical diagnostic company, therefore our potential business has a high risk of failure.

Our Directors have no or limited experience in the medical diagnostic industry. As a result, if we acquire Lumigene Technologies, Inc., we may not be able to recognize and take advantage of opportunities without the aid of qualified personnel. Our Directors’ decisions and choices may not be well thought out and our operations, earnings, and ultimate financial success may suffer irreparable harm as a result.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Modern Mobility Aids, Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  Furthermore, we require additional funding and our funding sources may prohibit the payment of dividends.  Because we do not intend to declare dividends, any gain on an investment in Modern Mobility Aids will need to come through appreciation of the price of our common stock.

Holders of our common stock may have limited recourse against us and our directors and executive officer because all of our directors and our executive officer resides outside the United States.

All of our directors and our sole executive officer resides outside the United States. The assets of all of our directors and our sole executive officer are located outside the United States. As a result, holders of our common stock may be limited in their ability to effect service of process within the United States upon our directors and executive officer or to enforce in a U.S. court a judgment obtained against our directors and executive officer in jurisdictions outside the United States, including actions under the civil liability provisions of U.S. securities laws. In addition, it may be difficult for holders of our common stock to enforce, in original actions brought in courts in jurisdictions outside the United States, liabilities predicated upon U.S. securities laws.

Because our majority shareholder, owns 66.5% of our outstanding common stock, he can make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our sole officer owns 66.5% our outstanding common stock.  Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, acquisitions and the sale of all or substantially all of our assets.  He will also have the power to prevent or cause a change in control.  His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will be subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and other applicable securities rules and regulations. Our sole officer has not managed a US public company. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We may not be able to invest the resources necessary to comply with evolving laws, regulations and standards, which may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on any committees our Board of Directors creates, and qualified executive officers.

There is a limited public (trading) market for our common stock and there is no assurance that our common stock will ever be actively traded; therefore, our investors may not be able to sell their shares.

Our common stock is listed on the OTC Markets, and trading has been very limited.  We can provide no assurance that an active market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  An active trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active  trading market does  develop,  the  market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

-	variations in our quarterly operating results, if any;
-	changes in general economic conditions;
-	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments; and
-	the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

You could be diluted due to our future issuance of capital stock and derivative securities.

As of October 10, 2011, we had 195,480,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.  Also, any shares of preferred stock the Company issues may have preferences as compared to our common stock and reduce the likelihood of a change of control of the Company in the future.

Our common stock is classified as a “Penny Stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a Penny Stock.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of October 6, 2011, the closing sale price of our common stock was $0.29 per share and, therefore, it is designated a "penny stock." As a "penny stock," our Common Stock likely is subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

The basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our Common Stock. In addition, the liquidity for our Common Stock may decrease, with a corresponding decrease in the price of our Common Stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

There can be no assurance that our Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b) (6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

ITEM 2.  PROPERTIES

We do not currently own any property.  We are currently operating out of the offices at 1235 Bay St, Suite 400, Toronto, Ontario, Canada M5R 3K4.  Our lease is for a 6-month term and our rent is $239.00 a month.  Management believes the current premises are sufficient for its needs at this time.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  (Removed and Reserved)

Open

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Markets under the symbol “MDRM”.  There has been no active trading market.

Of the 195,480,000 shares of common stock outstanding as of June 30, 2011, 130,000,000 shares are owned by our sole officer and a director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of October 10, 2011, we had 195,480,000 Shares of $0.001 par value common stock issued and outstanding held by 12 shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer, Inc.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Because our common stock is considered a “penny stock”, a shareholder may have difficulty selling shares in the secondary trading market.

Our common stock is subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stocks held in the account, and certain other restrictions. For as long as our common stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

Because we do not have any securities registered under the Securities Exchange Act of 1934, our executive officer, principal shareholder and members of our Board of Directors are generally not required to file reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.  SELECTED FINANCIAL DATA

Since we are a smaller operating company, this item is not applicable to us.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K.

We have generated revenues of $9,506 since inception and have incurred $172,229 in expenses through June 30, 2011.

The following table provides selected financial data about our company for the years ended June 30, 2011 and 2010.

Balance Sheet Data:	06/30/11	06/30/10

Cash	$182	$2,902
Total assets	$16,015	$2,902
Total liabilities	$119,567	$6,946
Shareholders' equity	$(103,552)	$(4,044)

Cash provided by financing activities for the year ended June 30, 2011 was $121,195.  Cash provided by financing since inception was $129,195, $47,425 from the sale of shares and $60,525 resulting from a loan from one of our shareholders.

Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K.  Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

Modern Mobility Aids, Inc. (the “Company”) is a Nevada corporation in the development stage and had been involved in selling and distribution of products for mobility challenged individuals.  The Company was incorporated under the laws of the State of Nevada on December 19, 2007 under the name Glider Inc. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010.

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the twelve months ended June 30, 2011, and 2010, include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., an Ontario, Canada, based company. The subsidiary was incorporated on September 2, 2009, during the year ended June 30, 2010.

The Company to date has funded its initial operations through the issuance of 9,774,000 shares of capital stock for net proceeds of $47,425 and revenue from sales of $9,506. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal operations when they come due, in their report on our financial statements for the year ended June 30, 2011, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current cash balance is $182.  We expect to experience a shortage of funds.  Our sole officer, who is also a director, has been lending us funds to enable us to pay our operating expenses.  There are no formal binding commitments or binding arrangements with our sole officer and a director to advance or loan funds.  There are no terms regarding repayment of any loans or capital contribution.  If our sole officer does not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

The Company has abandoned its historic business which has generated little operating revenue and has had limited operations to date.  Our Board of Directors has determined that the Company will seek to acquire business assets or stock in companies that either have existing operations or are in the development stage with the potential for successful operations.  We will require financing to make such acquisitions.  There can be no assurance we can secure such financing or that we will be able to make such acquisitions even if financing is available.  Moreover, even if we acquire business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

Results of Operations

For the twelve months ended June 30, 2011 compared to twelve months ended June 30, 2010

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the twelve months ended June 30, 2011 we have generated $1,656 (June 30, 2010: $7,850 in revenues from sales and incurred $158,275 (June 30, 2010: $8,777 in losses. During the period from December 19, 2007 (inception), through June 30, 2011, we have generated $9,506 in revenues from sales and incurred $168,819 in losses.

To date our revenue has been from sales of scooters and scooter accessories, uplift electric chairs, walkers and bikes. The increase in revenue was attributable to the introduction of new products. Our cost of revenues consisted of the cost of the items we had sold and freight expenses.
We purchased the products we sold from various independent resellers/suppliers in North America.

During the twelve months ended June 30, 2011, we incurred $158,993 (June 30, 2010: $11,469) in operating costs including $16,250 for accounting fees; $5,420 for officer compensation, $27,040 for consulting fees, $48,524 for legal fees and $20,392 for transfer agent fees.

Since inception, we have sold 6,500,000 shares (pre-split) of common stock at $0.001 per share to our Directors for total proceeds of $6,500. During the twelve months ended June 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,274,000 common shares at $0.0125 per share for total proceeds of $40,925 pursuant to the Registration Statement.

Liquidity and Capital Resources

We have incurred $172,229 in operating losses since inception. As of June 30, 2011, we had $128 in cash compared to $2,902 at June 30, 2010.  As of June 30, 2011, we had a working capital deficiency of $(168,819), compared to a working capital deficiency of $(10,544) as of June 30, 2010.

Net cash used in operating activities for the twelve months ended June 30, 2011 was $(123,915), compared with net cash used of ($5,098) for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the nine months ended June 30, 2011 and 2010. Net cash provided by financing activities for the twelve months ended June 30, 2011 was $121,195, and consisted of proceeds of $40,925 from sale of 3,274,000 shares of common stock and loans from a shareholder of $60,525. No cash was provided by financing activities in the prior year period.

The Company must raise additional funds to initiate or acquire a business and to fund our continued operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

In this regard we reference our contract to purchase the common stock of Lumigene.  We do not have the funds necessary to consummate this acquisition.  We will need to raise the funds necessary to complete this transaction and to fund the future cash requirements of Lumigene, which has generated no revenue to date.  There can be no assurance we will be able to do so.

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

Recent Accounting Pronouncements

See Note 6 to the Financial Statements.

Off Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this item is set forth beginning on page F-1 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit reparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended June 30, 2011. Management has determined that our internal control over financial reporting is effective.  There have not been any changes in our  internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during  the last fiscal quarter for the year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The framework used by the Company with respect to internal control over financial control is as follows:  all bills are forwarded to the Company’s sole officer, who is also a director, for review and payment.  The bills are reviewed by the financial assistants of the Company’s sole officer and director before they are paid and are subsequently forwarded to an additional person for review and compilation prior to being included in the Company’s periodic reports, which are themselves examined by the Company’s independent auditors.  Since the Company has no operations, limited revenues and very few expenses, most of which are payable to the same persons each reporting period, the Company believes this straight-forward control process is effective.  However, if the Company were to commence operations, engage in fund raising or other activities which increase the complexity of its financial reporting, management believes revised and improved internal controls will be required.

The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Limitations on the Effectiveness of Internal Control

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and may not be detected on a timely basis.

ITEM 9B.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole officer and the directors of Modern Mobility Aids, Inc., are:

Name & Address	Age	Position

Mohamed K. Karatella	50	President,
1235 Bay St., Suite 400		Chief Financial Officer,
Toronto, Ontario		Treasurer, Director,
Canada M5R 3K4		Acting Principal Executive and
		Principal Accounting
		Officer

Antonio Domingues	51	Director
1235 Bay St., Suite 400
Toronto, Ontario
Canada M5R 3K4

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.  Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Karatella and Mr. Domingues expect to devote such time as they deem necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Mohamed K. Karatella has served as our President, Chief Financial Officer, Treasurer and a member of our Board of Directors since May 26, 2011.  Mr. Karatella is 50 years old and is a retail executive with a proven diversified track record.  From April 2009 to present, Mr. Karatella has served as the Chief Executive Officer of Brandmasters, a Canadian branding and marketing agency which he co-founded and which caters to a diverse client base ranging from small and medium sized businesses to high profile political parties.  Since August, 2009, he has also managed Tricon Sourcing Inc, which he co-founded and which is an apparel and accessories design, sourcing and manufacturing self financed concern with offices in LA, Toronto, Shanghai, and Guangzhou, China.  From June 2007 to March 2009, Mr. Karatella served as the Divisional Vice President of the HomeSense/Winners division of Winners Merchants International, Canada’s number one off price retailer, with 196 branded-apparel based stores under the Winners banner, and 75 Home Décor stores under the HomeSense banner.  Winners merchant international is an industry leader with $2 billion in sales in Canada, and $22 billion in sales globally.  From April, 2004 to June, 2006, Mr. Karatella served as the President of ANP Yorkdale Ltd (“ANP”), a holding company with initially two stores under the 4You brand, in Canada and which subsequently owned and operated 22 stores in Canada, with 250 employees.  At ANP, Mr. Karatella joined an existing partnership as operating partner, with mandate to grow branded 4You stores across Canada and oversaw the creation of HO support systems, accounting systems, operations, distribution, logistics, marketing, design, product development along with other responsibilities.  Mr. Karatella has also served as the President of Grafton-Fraser Inc, Canada’s oldest menswear company.

Antonio Domingues has served as our Secretary and a member of our Board of Directors since May 26, 2011.  Mr. Domingues is 55 years old.  From April, 2002 to present, Mr. Domingues has served as the President and Chief Executive Officer of Domingues Developments Ltd, a housing development company with 31 employees and approximately, $7 million in sales per year.  Mr. Domingues was awarded a degree in Mechanical Engineering from University of Lisbon (Portugal).

Significant Employees

As of the date hereof, the Company has no significant employees.

INFORMATION CONCERNING THE BOARD OF DIRECTORS, BOARD COMMITTEES AND CORPORATE GOVERNANCE

BOARD COMPOSITION

Our Board of Directors consists of two (2) directors. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

COMMITTEES OF THE BOARD

Since the Company's Common Stock is quoted on the OTC Markets, the Board has no immediate plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. For similar reasons, the Company has not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

BOARD MEETINGS AND STOCKHOLDER COMMUNICATIONS

The Board conducted all of its business and approved all corporate actions during the fiscal year ended June 30, 2011 by the unanimous written consent of its members, in the absence of formal board meetings.  Holders of the Company’s securities can send communications to the board via mail or telephone to the President at the Company’s principal executive offices.  The Company has not yet established a policy with respect to Board members’ attendance at the annual meetings.  A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this Information Statement.

Family Relationships

None.

Conflicts of Interest

We are not aware of any current conflicts of interest between our officers and directors, and us.  However, certain potential conflicts of interests may arise in the future.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate or may own and operate in the future. These persons may continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among our interests and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our stockholders will have any right to require participation in such other activities.

Further, because we may transact business with some of our officers, directors and other affiliates, as well as with firms in which some of our officers, directors or other affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

Term of Office

Our directors are elected for a one-year term. Our officers are appointed by our Board of Directors and hold office until removed by the board.  All officers and directors listed above will remain in office until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors.

Compliance With Section 16(A) Of The Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Since we do not have any capital stock registered under the Securities Exchange Act of 1934, as amended, the Company’s directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, are not required to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership Securities).

CODE OF ETHICS

The Company has not adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company expects to adopt a Code of Ethics in the future.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The following table shows for fiscal years ended June 30, 2011 and 2010, respectively, certain compensation awarded or paid to, or earned by, our current and former President, Chief Executive Officer and Treasurer (the "Named Executive Officer”).

None of our executive officers earned more than $100,000 in salary and bonus for the 2011 or 2010 fiscal years. We did not grant options to acquire shares of our Common Stock to them during the period indicated.

SUMMARY COMPENSATION TABLE

				STOCK	ALL OTHER
NAME ANDPRINCIPAL	FISCAL	SALARY	BONUS	AWARDS	COMPENSATION	TOTAL
POSITION	YEAR	($)	($)	($)	($)	($)

Sergei Khorolski(1)(3)	2011	$—	$—	$—	$2,710	$2,710
President, Chief	2010	$—	$—	$—	$750	$750
Executive Officer and Director

Mohamed K. Karatella (2)	2011	$—	$—	$—	$—	$—
President, Chief	2010	$—	$—	$—	$—	$—
Financial Officer, Treasurer and Director

(1)  Mr. Khorolski has served as our President and Chief Executive Officer until the consummation of the Transactions on May 26, 2011.

(2)  Mr. Karatella has served as our President, Treasurer and Chief Financial Officer since the consummation of the Transactions on May 26, 2011.

(3)  Mr. Khorolski served provided consulting services to the company as per unwritten arrangement with the company at $250 per month during the period starting April 2010 and ending May 26, 2011. These services included: overseeing daily operations; corresponding with customers, vendors, business partners, professional firms and regulatory authorities;

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended June 30, 2011 and 2010 by members of board of directors.

		Fees	Stock Options	Non-Equity Incentive	Non-qualified Deferred Comp	All other	Total

Sergei Khorolski(1)	2011	—	—	—	—	—	—
(2)	2010	—	—	—	—	—	—

Valeri	2011	—	—	—	—	—	—
Politika(1) (2)	2010	—	—	—	—	—	—

Mohamed K. Karatella	2011	—	—	—	—	—	—
	2010	—	—	—	—	—	—

Antonio Domingues	2011	—	—	—	—	—	—
	2010	—	—	—	—	—	—

(1)	The compensation listed herein relates to services rendered to the Company by the named individuals unrelated to their services as members of the Company’s Board of Directors.

(2)
Mr. Khorolski and Mr. Politika served provided consulting services to the company as per unwritten arrangement with the company at $250 per month during the period starting April, 2010 and ending May 26, 2011. These services include: overseeing daily operations; corresponding with customers, vendors, business partners, professional firms and regulatory authorities; identifying potential products for our portfolio; monitoring the company’s reporting and compliance activities.

INCENTIVE PLANS

We have not adopted a stock incentive or similar plan.

PENSION BENEFITS

There were no pension benefit plans in effect in our 2011 or 2010 fiscal years.

NONQUALIFIED DEFINED CONTRIBURTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect in 2011 or 2010 fiscal years.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officer, or any other person options to purchase shares in fiscal 2011 or 2010.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of our officers held options to purchase shares of our Common Stock during fiscal 2011 or 2010.

EMPLOYMENT AGREEMENTS

We have not entered into employment agreements with any person.

DIRECTOR COMPENSATION

We have not compensated our Board members for their participation on the Board and do not have any standard or other arrangements for compensating them for such services.   We may issue shares of our Common Stock or options to acquire shares of our Common Stock to members of our Board of Directors in consideration for their services as members of our Board of Directors.  We may also reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board of Directors.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

ITEM. 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Information as of October 10, 2011 (Prior to the Transactions)

The following table sets forth information regarding the beneficial ownership of the shares of our Common Stock as of October 10, 2011 by:

☐	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;
☐	Each of our executive officers;

☐	Each of our directors; and
☐	All of our executive officers and directors as a group.

As of October 10, 2011, 195,480,000 shares of our Common Stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC.   The address of each stockholder is listed in the table.  There are no shares of any other class or series of stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class

Mohamed K. Karatella 140 Shorting Road Toronto, ONT M1S 356 President, Chief Financial Officer, Treasurer and Director	130,000,000	66.5%

Antonio Domingues 5511 Steeles Ave West, Unit 7 Toronto, ONT M9L 1S7 Secretary and Director	0	0%

All directors and executive officers as a group (2 persons):	130,000,000	66.5%

ITEM. 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not entered into transactions with our officers, Directors, persons nominated for these positions, beneficial owners of 5% or more of our Common Stock or family members of these persons wherein the amount involved exceeds the lesser of $120,000 or one percent company's total assets at year end for the last completed fiscal year.

Prior to May 26, 2011, Mr. Khorolski and Mr. Politika, former directors and executive officers of the Company, provided consulting services to the Company as per unwritten arrangements with them at $250 per month starting April 2010. During the year ended June 30, 2011, management consulting services of $5,420 were charged to operations with respect to these services. All amounts owed to our former officers and directors prior to the Transaction were either paid or cancelled on or prior to May 26, 2011.

During the period from December 19, 2007 (inception) to June 30, 2010, the Company issued 6,500,000 shares (pre-split) of Common Stock at $0.001 per share to its Directors and officers and realized total proceeds of $6,500.

We did not have any promoters besides our directors at any time during the past five fiscal years.

Review, approval or ratification of transactions with related persons

Currently, we do not have formal policies and procedures for the review, approval, or ratification of transactions with related persons.  However, our board carefully reviews all transactions between the Company and related persons to determine whether the relationship is in the best interest of the Company and that the terms of any agreement are no less favorable to the Company then they would be if the relationship was with an unrelated third party.

Our Board of Directors consists of two (2) directors. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our director, Mohamed K. Karatella would not be considered independent as he also serves as either executive officer or employee of the Company. Mr. Domingues would be considered independent under these standards.  Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

Compensation Policies and Practices as they Relate to Risk Management

The Company does not currently believe that any risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company. As of the date of this Report, however, the Company has not completed the process of evaluating its compensation policies and practices as they relate to the Company’s risk management. Upon completion of this evaluation, the Company’s assessment of the potential effects of risks arising from its compensation policies may change.

The following exhibits are included with this filing:

Exhibit
Number	Description

3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Certificate of Amendment to Articles of Incorporation***
10.2
Share Purchase Agreement dated August 4, 2011 between MDRM Group (Canada) Ltd. (of the first part), Michalkoff Family Trust, Hrycyshyn Family Trust and Stolarchuk Family Trust (of the second part), Lumigene Technologies Inc. (of the third part) and Mark Michalkoff, Roman Hrycyshyn and Danylo Stolarchuk (of the fourth part). ****

31	Sec. 302 Certification of CEO/CFO*
32	Sec. 906 Certification of CEO/CFO*

*	Filed herewith.
**	Included in our S-1 filing on August 23, 2010.
***	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.
****	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During our 2011 and 2010 fiscal years, our Board of Directors pre-approved 100% of the services described below.

The total fees charged to the company for audit services, including interim reviews were $8,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2011.

For the year ended June 30, 2010, the total fees charged to the company for audit services, including interim reviews were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

The financial statements required by this item are provided in Item 8 of this report.

The following exhibits are included with this filing:

Exhibit
Number	Description

3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Certificate of Amendment to Articles of Incorporation***
10.2
Share Purchase Agreement dated August 4, 2011 between MDRM Group (Canada) Ltd. (of the first part), Michalkoff Family Trust, Hrycyshyn Family Trust and Stolarchuk Family Trust (of the second part), Lumigene Technologies Inc. (of the third part) and Mark Michalkoff, Roman Hrycyshyn and Danylo Stolarchuk (of the fourth part). ****

31	Sec. 302 Certification of CEO/CFO*
32	Sec. 906 Certification of CEO/CFO*

*	Filed herewith.
**	Included in our S-1 filing on August 23, 2010.
***	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.
****	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Modern Mobility Aids, Inc.
Toronto, Canada

I have audited the accompanying consolidated balance sheets of Modern Mobility Aids, Inc. (a development stage company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended, and for the period from December 19, 2007 (inception) through June 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Mobility Aids, Inc. as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from December 19, 2007 (inception) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
October 5, 2011	RONALD R. CHADWICK, P.C.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

Consolidated Financial Statements-

Consolidated Balance Sheets as of June 30, 2011, and 2010	F-2

Consolidated Statements of Operations for the Years Ended
June 30, 2011, and 2010, and Cumulative from Inception	F-3

Consolidated Statement of Stockholders’ (Deficit) for the period from Inception
through June 30, 2011	F-4

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2011, and 2010, and Cumulative from Inception	F-5

Notes to Consolidated Financial Statements June 30, 2011	F-6

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010
ASSETS
Current Assets:
Cash	$182	$2,902
Prepaid expenses	15,833	-
Total current assets	16,015	2,902
Total Assets	$16,015	$2,902

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$55,639	$5,446
Due to related parties	3,403	1,500
Loan - shareholder	60,525	-

Total current liabilities	119,567	6,946

Total liabilities	119,567	6,946

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 195,480,000 shares issued and outstanding in 2011, (2010: 130,000,000 shares)	195,480	130,000
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized 0 issued and outstanding	-	-
Additional paid in capital	(130,213)	(123,500)
(Deficit) accumulated during the development stage	(168,819)	(10,544)

Total stockholders' (deficit)	(103,552)	(4,044)

Total Liabilities and Stockholder's (Deficit)	$16,015	$2,902

The accompanying notes to financial statements are
an integral part of these statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH
JUNE 30, 2011

			Cumulative
			From Inception
	Year Ended		(December 19, 2007)
	June 30,		Through June 30,
	2011	2010	2011

Revenues, net	$1,656	$7,850	$9,506

Cost of Revenues	938	5,158	6,096

Gross Profit	718	2,692	3,410

Expenses:
General and administrative-
Accounting and audit fees	16,250	3,000	19,250
Officer compensation	5,420	1,500	6,920
Other	21,367	4,069	26,428
Deposit Fee	20,000	-	20,000
Consulting	27,040	2,900	29,940
Legal	48,524	-	48,524
Legal - Organization costs	-	-	775
Transfer agent	20,392	-	20,392

Total operating expenses	158,993	11,469	172,229

(Loss) from Operations	(158,275)	(8,777)	(168,819)
	-	-
Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(158,275)	$(8,777)	$(168,819)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$-	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	195,480,000	22,657,540

The accompanying notes to financial statements are
an integral part of these statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007)
THROUGH JUNE 30, 2011

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - December 19, 2007	-	$-	$-	$-	$-

Net (loss) for the period	-	-	-	(1,106)	(1,106)

Balance - June 30, 2008	-	-	-	(1,106)	(1,106)

Net (loss) for the year	-	-	-	(661)	(661)

Balance - June 30, 2009	-	-	-	(1,767)	(1,767)

Common stock issued for cash at $0.001 per share	130,000,000	130,000	(123,500)	-	6,500

Net (loss) for the year	-	-	-	(8,777)	(8,777)

Balance - June 30, 2010	130,000,000	130,000	(123,500)	(10,544)	(4,044)

Common stock issued for cash at $0.0125 per share	65,480,000	65,480	(6,713)	-	58,767

Net (loss) for the year	-	-	-	(158,275)	(158,275)

Balance - June 30, 2011 (Forward split 20 for 1)	195,480,000	$195,480	$(130,213)	$(168,819)	$(103,552)

The accompanying notes to financial statements are
an integral part of this statement.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE YEAR ENDED JUNE 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH
JUNE 30, 2011

			Cumulative
			From Inception
	Year Ended		(December 19, 2007)
	June 30,		Through June 30,
	2011	2010	2011

Operating Activities:
Net (loss)	$(158,275)	$(8,777)	$(168,819)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Prepaid expenses	(15,833)	-	(15,833)
Accounts payable and accrued liabilities	50,193	3,679	55,639

Net Cash (Used in) Operating Activities	(123,915)	(5,098)	(129,013)

Investing Activities:
Purchases of property and equipment	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Contributions from related party	17,842	-	17,842
Proceeds from issurance of common stock	40,925	6,500	47,425
Loan - shareholder	60,525	-	60,525
Due to related parties	1,903	1,500	3,403

Net Cash Provided by Financing Activities	121,195	8,000	129,195

Net Increase in Cash	(2,720)	2,902	182

Cash - Beginning of Period	2,902	-	-

Cash - End of Period	$182	$2,902	$182

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

1.      Summary of Significant Accounting Policies

     Basis of Presentation and Organization

Modern Mobility Aids, Inc. (the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on December 19, 2007 under the name Glider Inc. with a business plan to sell and distribute products for mobility challenged individuals . The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010 with an initial plan to distribute products for mobility challenged individuals.

In May of 2011, the business focus of the Company evolved with a rapid expansion strategy in the life sciences and healthcare industry.  A mandate was created to acquire companies within the biopharma sector, targeting both innovative research and development as well as scalable manufacturing capacity in three niche market segments:

1.	CRAM – Contract Research and Manufacturing for Life Sciences Companies
2.	HEALTHCARE INNOVATION – Novel Drug and Device Delivery Format Packaging
3.	BIOPHARMA PARTNERSHIPS – Strategic Development and Production Alliances

The Company has abandoned its historic business which has generated little operating revenue and has had limited operations to date.  Its Board of Directors has determined that the Company will seek to acquire business assets or stock in companies that either have existing operations or are in the development stage with the potential for successful operations.

    Principles of Consolidation

The Company's consolidated financial statements for the year ended June 30, 2011, include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., an Ontario, Canada, based company. The subsidiary was incorporated on September 2, 2009, during the year ended June 30, 2010. All significant intercompany balances and transactions have been eliminated on consolidation.

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

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

     Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended June 30, 2011, and 2010 and for the period from inception (December 19, 2007) through June 30, 2011.

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

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange.  As of June 30, 2011 and 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

     Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the years ended June 30, 2011, and 2010 and for the period from inception (December 19, 2007) through June 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.
     Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the years ended June 30, 2011, and 2010.

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

2.      Development Stage Activities and Going Concern

The Company is in the development stage.  During the period from December 19, 2007, through June 30,  2011, the Company was organized and incorporated, conducted a capital formation activity to raise $47,425 through the issuance of 195,480,000 shares of common stock, and realized $9,506 in revenues from sales.

During the year ended June 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 65,480,000 common shares at $0.0125 per share for total proceeds of $40,925 pursuant to this Registration Statement. Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

The Company has abandoned its historic business which has generated little operating revenue and has had limited operations to date.  Its Board of Directors has determined that the Company will seek to acquire business assets or stock in companies that either have existing operations or are in the development stage with the potential for successful operations.  The Company will require financing to make such acquisitions.  There can be no assurance it can secure such financing or that it will be able to make such acquisitions even if financing is available.  Moreover, even if it acquires business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in implementation of its business plan or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of June 30, 2011, and 2010, the Company had a working capital deficiency of $(103,552), and $(4,044), respectively.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

3.     Capital Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share, and 1,000,000 shares of preferred stock at par value of $0.001 per share.

During the year ended June 30, 2010, the Company issued 130,000,000 shares of common stock at $0.001 per share to its Directors for total proceeds of $6,500.

During the year ended June 30, 2011 the Company has sold 65,480,000 common shares at $0.0125 per share for total proceeds of $40,925.

Subsequent to June 30, 2011, on August 18, 2011, the Company implemented a 20 for 1 forward stock split whereby each shareholder of record received an additional 19 shares of common stock for every 1 share held of record.  The total number of common stock issued and outstanding as of June 30, 2011 and 2010 was amended for this forward stock split.

As of June 30, 2011, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

 4.     Income Taxes

The provision (benefit) for income taxes for the years ended June 30, 2011 and 2010, were as follows (assuming a 15 percent effective tax rate):

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

	Year Ended
	June 30,
	2011	2010

Current Tax Provision
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision
Federal
Loss carryforwards	$25,323	$1,582
Change in valuation allowance	(25,323)	(1,582)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2011 and 2010 as follows:

	Year Ended
	June 30,
	2011	2010

Loss carryforwards	$168,819	$10,544
Less - valuation allowance	(168,819)	(10,544)

Total net deferred tax assets	$-	$-

As of June 30, 2011, the Company had approximately $168,819 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended June 30, 2011 and 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

 5.     Shareholder Loan

The loan payable is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay. As of June 30, 2011the loan consisted of $60,025 principal and accrued interest of $Nil.

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

6.     Related Party Transactions

The former President and the former Chief Financial Officer of the Company provided management services to the Company.  During the year ended June 30, 2011, management services of $5,420 (June 30, 2010: $1,500) were charged to operations.

On May 26, 2011 the Company settled the amounts due to the former directors and officers of the company ($17,482) for management services and expenses incurred on behalf of the company and recorded this amount as contributed additional paid in capital.

As of June 30, 2011, the Company owed to the Company’s President $3,403 for expenses incurred on behalf of the Company (June 30, 2010: $Nil). Such amounts are unsecured, non-interest bearing, and payable on demand.

7.      Recent Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following reportable subsequent events should be disclosed:

1.
On August 12, 2011, the Company filed an amendment to its Certificate of Incorporation to increase the number of shares that the Company is authorized to issue from 75,000,000 shares of common stock to 200,000,000 shares of common stock, $0.001 par value per share, and to authorize the issuance of 1,000,000 shares of preferred stock, $0.001 par value per share.

2.
On August 18, 2011, the Company implemented a 20 for 1 forward split of its shares of common stock outstanding.  All owners of record at the close of business on August 23, 2011 (record date) received 19 additional shares for every one share they owned as of the record date of August 23, 2011.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Mohamed K. Karatella
Mohamed K. Karatella, President, (Principal Executive Officer)	Date:October 12, 2011
Acting Chief Financial Officer, Treasurer,
(Acting Principal Accounting Officer) and Director

/s/ Antonio Domingues
Antonio Domingues, Director	Date:October 12, 2011