Form 10-Q
period 2011-09-30
Modern Mobility Aids, Inc.
filed 2011-11-21
CIK 1497165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-168983

Modern Mobility Aids, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27- 4677038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1235 Bay St, Suite 400, Toronto, Ontario	M5R 3K4
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (586) 530-5605

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☐ No☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 17, 2011
Common Stock, $0.001 par value	195,480,000

MODERN MOBILITY AIDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of September 30, 2011, and June 30, 2011	4

Consolidated Statements of Operations for the Years Ended
September 30, 2011, and 2010, and Cumulative from Inception	5

Consolidated Statement of Stockholders’ (Deficit) for the period from Inception
through September 30, 2011	6

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2011, and 2010, and Cumulative from Inception

Notes to Consolidated Financial Statements September 30, 2011	8

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (Note 1)
(Unaudited)

	September 30,	June 30,
	2011	2011
ASSETS
Current Assets:
Cash	$1,321	$182
Prepaid expenses	35,833	35,833
Total current assets	37,154	36,015

Total Assets	$37,154	$36,015

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$146,136	$55,639
Due to related parties	3,403	3,403
Loan from shareholders	99,533	60,525

Total current liabilities	249,072	119,567

Total liabilities	249,072	119,567

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 195,480,000 shares issued and outstanding in 2011, (2010: 130,000,000 shares)	9,774	9,774
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized 0 issued and outstanding	-	-
Additional paid in capital	55,493	55,493
(Deficit) accumulated during the development stage	(277,185)	(148,819)

Total stockholders' (deficit)	(211,918)	(83,552)

Total Liabilities and Stockholder's (Deficit)	$37,154	$36,015

The accompanying notes to financial statements are
an integral part of these statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH
SEPTEMBER 30, 2011
(Unaudited)

			Cumulative
			From Inception
	Three Months Ended		(December 19, 2007)
	September 30,		Through September 30,
	2011	2010	2011

Revenues, net	$-	$1,656	$9,506

Cost of Revenues	-	938	6,096

Gross Profit	-	718	3,410

Expenses:
General and administrative-

Accounting and audit fees	8,600	1,500	27,850
Bank charges	263	263
Officer compensation	-	-	6,920
Other	29,888	1,927	56,316
Consulting	43,877	1,500	73,817
Legal	40,128	-	88,652
Legal - Organization costs	-	-	775
Transfer agent	5,610	-	26,002

Total operating expenses	128,366	4,927	280,595

(Loss) from Operations	(128,366)	(4,209)	(277,185)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(128,366)	$(4,209)	$(277,185)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	195,480,000	130,000,000

The accompanying notes to financial statements are
an integral part of these statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 1)
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - December 19, 2007	-	$-	$-	$-	$-

Net (loss) for the period	-	-	-	(1,106)	(1,106)

Balance - June 30, 2008	-	-	-	(1,106)	(1,106)

Net (loss) for the year	-	-	-	(661)	(661)

Balance - June 30, 2009	-	-	-	(1,767)	(1,767)

Common stock issued for cash at $0.001 per share	130,000,000	6,500	-	-	6,500

Net (loss) for the year	-	-	-	(8,777)	(8,777)

Balance - June 30, 2010	130,000,000	6,500	-	(10,544)	(4,044)

Common stock issued for cash at $0.0125 per share	65,480,000	3,274	55,493	-	58,767

Net (loss) for the year	-	-	-	(138,275)	(138,275)

Balance - June 30, 2011 (Forward split 20 for 1)	195,480,000	9,774	55,493	(148,819)	(83,552)
Net (loss) for the period	-	-	-	(128,366)	(128,366)

Balance - September 30, 2011	195,480,000	$9,774	$55,493	$(277,185)	$(211,918)

The accompanying notes to financial statements are
an integral part of this statement.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH
SEPTEMBER 30, 2011
(Unaudited)

			Cumulative
			From Inception
			(December 19, 2007)
	Three Months Ended September 30,		Through September 30,
	2011	2010	2011

Operating Activities:
Net (loss)	$(128,366)	$(4,209)	$(300,266)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Prepaid expenses	-	-	(35,833)
Accounts payable and accrued liabilities	90,497	13,423	169,680

Net Cash Provided by (Used in) Operating Activities	(37,869)	9,214	(166,419)

Investing Activities:
Purchases of property and equipment	-	-	-

Net Cash Provided by (Used in) Investing Activities	-	-	-

Financing Activities:
Contributions from related party	-	-	17,842
Proceeds from issuance of common stock	-	-	47,425
Loan from shareholders	39,008	-	97,931
Deferred offering costs	-	(11,880)	-
Due to related parties	-	1,500	3,403

Net Cash Provided by (Used in) Financing Activities	39,008	(10,380)	166,601

Net Increase in Cash	1,139	(1,166)	182

Cash - Beginning of Period	182	2,902	-

Cash - End of Period	$1,321	$1,736	$182

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

1.         Summary of Significant Accounting Policies

     Basis of Presentation and Organization

Modern Mobility Aids, Inc. (the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on December 19, 2007 under the name Glider Inc. with a business plan to sell and distribute products for mobility challenged individuals. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010 with an initial plan to distribute products for mobility challenged individuals.

In May of 2011, the business focus of the Company evolved with a rapid expansion strategy in the life sciences and healthcare industry.  A mandate was created to acquire companies within the biopharma sector, targeting innovative research and development as well as scalable manufacturing capacity in three niche market segments:

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

     Unaudited Financial Statements

The accompanying financial statements of Modern Mobility Aids, Inc. as of September 30, 2011, and June 30, 2011, and for the three months ended September 30, 2011, and 2010 and cumulative from inception, are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and June 30, 2011, and the results of its operations and its cash flows for the three months ended September 30, 2011 and 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2012.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of June 30, 2011, filed with the SEC for additional information, including significant accounting policies.

    Principles of Consolidation

The Company's consolidated financial statements for the three months ended September 30, 2011, include the accounts of its wholly owned subsidiaries Modern Mobility Aids, Inc., an Ontario, Canada, based company and MDRM Group (Canada) Ltd. an Ontario, Canada based company. Modern Mobility Aids, Inc. was incorporated on September 2, 2009, during the year ended June 30, 2011. MDRM Group (Canada) Ltd. was incorporated on July 14, 2011. All significant intercompany balances and transactions have been eliminated on consolidation.

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
SEPTEMBER 30, 2011
(Unaudited)

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2011, and June 30, 2011 and for the period from inception (December 19, 2007) through September 30, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange.  As of September 30, 2011 and June 30, 2011, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the three month periods ended September 30, 2011, and 2010 and for the period from inception (December 19, 2007) through September 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the three month periods ended September 30, 2011, and 2010.

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

2.        Development Stage Activities and Going Concern

The Company is in the development stage.  During the period from December 19, 2007, through September 30,  2011, the Company was organized and incorporated, conducted a capital formation activity to raise $47,425 through the issuance of 195,480,000 (post forward split) shares of common stock, and realized $9,506 in revenues from sales.

During the year ended June 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company sold 65,480,000 (post forward split) common shares at $0.0125 per share for total proceeds of $40,925 pursuant to this Registration Statement. Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of September 30, 2011, and June 30, 2011, the Company had a working capital deficiency of
$(211,918), and $(83,552), respectively.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

   3.     Capital Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share, and 1,000,000 shares of preferred stock at par value of $0.001 per share.

During the year ended June 30, 2010, the Company issued 130,000,000 (post forward split) shares of common stock at $0.001 per share to its Directors for total proceeds of $6,500.

During the year ended June 30, 2011 the Company sold 65,480,000 (post forward split) common shares at $0.0125 per share for total proceeds of $40,925.

On August 18, 2011, the Company implemented a 20 for 1 forward stock split whereby each shareholder of record received an additional 19 shares of common stock for every 1 share held of record.  The total number of common stock issued and outstanding as of September 30, 2011 and June 30, 2011 was amended for this forward stock split.

As of September 30, 2011, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

   4.     Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2011 and 2010, were as follows (assuming a 15 percent effective tax rate):

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Current Tax Provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal
Loss carryforwards	$41,578	$2,213
Change in valuation allowance	(41,578)	(2,213)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011 and June 30, 2011 as follows:

	September 30,	June 30,
	2011	2011

Loss carryforwards	$277,185	$148,819
Less - Valuation allowance	(277,185)	(148,819)

Total net deferred tax assets	$-	$-

As of September 30, 2011, the Company had approximately $277,185 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended September 30, 2011 and June 30, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

   5.     Shareholder Loan

The loan payable is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay. As of September 30, 2011, the loan consisted of $99,533 principal and accrued interest of $Nil.

   6.     Related Party Transactions

During the three months ended September 30, 2011, management services of $0 (September 30, 2010: $1,500) were charged to operations. Previously, the former President and the former Chief Financial Officer of the Company provided management services to the Company.

MODERN MOBILITY AIDS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

On May 26, 2011 the Company settled the amounts due to the former directors and officers of the company ($17,482) for management services and expenses incurred on behalf of the company and recorded this amount as contributed additional paid in capital.

As of September 30, 2011, the Company owed to the Company’s President $3,403 for expenses incurred on behalf of the Company (June 30, 2011: $3,403). Such amounts are unsecured, non-interest bearing, and payable on demand.

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

3.
On August 4, 2011, through MDRM Group (Canada) Ltd. the Company entered into a share exchange agreement to acquire all of the outstanding common stock of Lumigene Technologies, Inc. Lumigene is, a corporation organized in Ontario, Canada, in the business of developing point of source infectious disease diagnostic machines which will enable health professionals to quickly and effectively diagnose and treat infectious diseases.  Its products are the subject of ongoing research and development efforts.

The aggregate purchase price for the shares and certain debt owed to the current shareholders of Lumigene is $1,000,000, $480,000 of which will only be payable  if certain post closing milestones are satisfied and 2% of all gross revenue realized from the business after the closing.    Furthermore, the Company has agreed to pay expenses related to the audit of Lumigene in an amount not to exceed $50,000 Canadian dollars.  The Company will need to raise the funds necessary to close the transaction as well as to provide working capital to allow Lumigene to continue the development of its products. There can be no assurance that the conditions precedent to closing this transaction will be satisfied or that we will be able to raise the funds necessary to consummate the transaction.

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

 We have generated revenues of $9,506 since inception and have incurred $277,185 in operating expenses through September 30, 2011.

The following table provides selected financial data about our company for the periods ended September 30, 2011 and June 30, 2011.

Balance Sheet Data:	09/30/11	06/30/11

Cash	$1,321	$182
Total assets	$37,154	$36,015
Total liabilities	$249,072	$119,567
Shareholders' equity	$(211,918)	$(83,552)

Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here.

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

Our current cash balance is $1,321.  We expect to experience a shortage of funds.  Our sole officer, who is also a director, has been lending us funds to enable us to pay our operating expenses.  There are no formal binding commitments or binding arrangements with our sole officer and a director to advance or loan funds.  There are no terms regarding repayment of any loans or capital contribution.  If our sole officer does not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

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

Results of Operations

For the three months ended September 30, 2011 compared to three months ended September 30, 2010

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the three months ended September 30, 2011 we have generated $0.00 (September 30, 2010: $1,656 in revenues from sales and incurred $128,366 (September 30, 2010: $4,209) in losses. During the period from December 19, 2007 (inception), through September 30, 2011, we have generated $9,506 in revenues from sales and incurred $277,185 in losses.

To date our revenue has been from sales of scooters and scooter accessories, uplift electric chairs, walkers and bikes. Our cost of revenues consisted of the cost of the items we had sold and freight expenses.

We purchased the products we sold from various independent resellers/suppliers in North America.

During the three months ended September 30, 2011, we incurred $128,366 (September 30, 2010: $4,927) in operating costs including $8,600 for accounting fees; $40,128 for legal fees; $43,877 in consulting fees and $5,610 for transfer agent fees.

Since inception, we have sold 6,500,000 shares (pre-split) of common stock at $0.001 per share to our Directors for total proceeds of $6,500. During the twelve months ended June 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,274,000 (pre the forward split) common shares at $0.0125 per share for total proceeds of $40,925 pursuant to the Registration Statement.

Liquidity and Capital Resources

We have incurred $280,595 in operating losses since inception. As of September 30, 2011, we had $1,321 in cash compared to $182 at June 30, 2011.  As of September 30, 2011, we had a working capital deficiency of $(211,918), compared to a working capital deficiency of $(83,552) as of June 30, 2011.

Net cash used in operating activities for the three months ended September 30, 2011 was $37,869, compared with net cash provided by of $9,214 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. Net cash provided from financing activities during the three months ended September 30, 2011 was $39,008, resulting from a loan from a shareholder.  Net cash was used in investing activities during the three months ended September 30, 2010 was $10,380 primarily resulting from the recognition of the deferred offering costs.

We must raise additional funds to initiate or acquire a business and to fund our continued operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

See Note 7 to the Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (i)**
3.2	Bylaws (i)**
3.3	Certificate of Amendment to Articles of Incorporation***
10.2
Share Purchase Agreement dated August 4, 2011 between MDRM Group (Canada) Ltd. (of the first part), Michalkoff Family Trust, Hrycyshyn Family Trust and Stolarchuk Family Trust (of the second part), Lumigene Technologies Inc. (of the third part) and Mark Michalkoff, Roman Hrycyshyn and Danylo Stolarchuk (of the fourth part). ****

10.3
Amendment to Share Purchase Agreement dated as of November 4, 2011 between MDRM Group (Canada) Ltd. (of the first part), Michalkoff Family Trust, Hrycyshyn Family Trust and Stolarchuk Family Trust (of the second part), Lumigene Technologies Inc. (of the third part) and Mark Michalkoff, Roman Hrycyshyn and Danylo Stolarchuk (of the fourth part). *****

31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*	filed herewith
**	Included in our S-1 filing on August 23, 2010.
***	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.
****	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.
*****	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 21, 2011
MODERN MOBILITY AIDS INC.

By:	/s/ Mohamed K. Karatella
Mohamed K. Karatella
President, (Principal Executive Officer) Acting Chief Financial Officer, Treasurer, (Acting Principal Accounting Officer) and Director