Form 10-K
period 2012-06-30
Modern Mobility Aids, Inc.
filed 2012-11-14
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 333-168983

MODERN MOBILITY AIDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4677038
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

18-7001 Steeles Ave West, Toronto, Ontario, Canada	M9W 0A2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (416) 645-8350

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of December 31, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $1,167,000, based upon the most recent sale price of $0.025.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 11, 2012, the registrant had outstanding 195,480,000 shares of Common Stock.

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

Although  forward-looking  statements  in this  annual report  reflect  the good  faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks,  business,  economic and other risks and  uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in this annual report which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.  We will have little likelihood of long-term success unless we are able to raise capital from the sale of our securities until, if ever, we generate positive cash flow from operations.

3

Table of Contents

MODERN MOBILITY AIDS, INC.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

We were formed on December 19, 2007. Our plan had been to import and sell scooters, power chairs, walkers, wheelchairs and other mobility products to the Russian market. We did not manufacture the products we offered for sale but acquired our products from third-party manufactures. On September 2, 2009, we incorporated a wholly owned subsidiary Modern Mobility Aids, Inc. (Canada). On July 14, 2011, we incorporated a wholly owned subsidiary, MDRM Group (Canada) Ltd.

References in this report to “Modern Mobility Aids” refer to Modern Mobility Aids, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Our Business

Description of Business

Until May,2011, Modern Mobility Aids had been a wholesaler/distributor of mobility products such as scooters, power chairs, wheelchairs, walkers and canes in the Russian market. We initially planned to import, market and sell a range of mobility products to the Russian market to be used by mobility challenged individuals to achieve a greater level of independence from their caretakers. Users of mobility products include the elderly, individuals with paralysis, arthritis, weakness, coronary or lung issues and obesity.

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

We abandoned our historic business which has generated little operating revenue and has had limited operations to date. Our Board of Directors has determined that the Company will seek to acquire business assets or stock in companies that either have existing operations or are in the development stage with the potential for successful operations. We will require financing to make such acquisitions. There can be no assurance we can secure such financing or that we will be able to make such acquisitions even if financing is available. Moreover, even if we acquire business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished or that our operations thereafter will be profitable.

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

Employees and Employment Agreements

We have no employees and one officer, Antonio Domingues. He will devote as much time as is necessary to manage the affairs of the company. There are no formal employment agreements between the company and any employee.

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

In connection with the Transactions, under the terms of the SPAs, Sergei Khorolski and Valeri Politika, who were the only members of our Board of Directors prior to the Transactions appointed Mohamed K. Karatella and Antonio Domingues to serve as members of our Board of Directors. Furthermore, Mr. Khorolski and Mr. Politika resigned as members of our Board of Directors on May 27, 2011. In addition, on the Closing Date, Mr. Khorolski and Mr. Politika resigned as officers of the Company. On that date, Mohamed K. Karatella was appointed our President, Chief Financial Officer, and Treasurer and Antonio Domingues our Secretary. Due to the sale of our common stock pursuant to the SPAs and the change in the composition of our Board of Directors, there was a change of control of our Company at both the stockholder and director levels.

In April, 2012, Mohamed K. Karatella resigned as a member of our Board of Directors and as an officer of the Company and of its subsidiaries. Also, in April, 2012, Ferman A. Naqvi and Darshna Tanna, who had been elected to our Board of Directors, resigned as members of the Board of Directors of the Company and of its subsidiaries. On the same day, Antonio Domingues was appointed our and our subsidiaries’ President, Chief Financial Officer, Treasurer and Secretary and as a member of the board of directors of our subsidiaries.

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

Stock Purchase Agreement

On August 4, 2011, through a fully owned subsidiary that we incorporated under laws of Toronto, Canada, we entered into a share exchange agreement (the “SEA”), which was amended in March of 2012, to acquire all of the outstanding common stock of Lumigene Technologies, Inc. (“Lumigene”). Lumigene, a corporation organized in Ontario, Canada, in the business of developing point of source infectious disease diagnostic machines which will enable health professionals to quickly and effectively diagnose and treat infectious diseases. Its products are the subject of ongoing research and development efforts. Lumigene has realized no revenue to date. While we have not officially terminated the SEA, we are not pursuing the acquisition of Lumigene at the present time.

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

Stock Split

In August, 2011, we effected a 20 for 1 forward split of our shares of common stock outstanding.  All owners of record at the close of business on August 23, 2011 (the record date) received 19 additional shares of common stock for every one share they owned on such date.

Future Redemption

Mohamed K. Karatella, formerly the Company’s President, Chief Financial Officer, Treasurer, Principal Accounting Officer and the owner of 66.5% of its outstanding common stock has agreed to contribute 90,000,000 shares of the Company’s common stock to the Company to be cancelled. Mr. Karatella will not receive any compensation in connection with this transfer. After the transaction, Mr. Karatella will own 40,000,000, 37.92%, of 105,480,000 shares of common stock of the Company then outstanding.

Reports to Securities Holders

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

We are mainly dependent upon the funds provided to us by our shareholders who are not obligated to provide us the funds necessary for us to continue as a going concern.

We are a startup company and we have no operations.  We will need additional funds to initiate any business or to acquire a business or any assets we wish to acquire. There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.  If we are not able to obtain needed financing, we may have to cease operations. Even if we raise the funds necessary to acquire a business, there can be no assurance that such business will be successful or that we will be able to continue as a going concern.

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

Our registered independent auditors have discussed their uncertainty regarding our business operations in their audit report for the year ended June 30, 2012.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

We depend on key personnel.

Our future  success  will  depend  in  large part  on the  continued  service  of Antonio Domingues, our  President, Chief  Financial Officer and Treasurer and a Director.  We have not entered into an employment agreement with Mr. Domingues. If Mr. Domingues chooses to leave the company we will face significant difficulties in attracting a potential replacement candidate due to our limited financial resources and operating history.

Our officer and directors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our officer and director is not obligated to commit his time and attention exclusively to our business and, accordingly, he may encounter conflicts of interest in allocating his own time, or any business opportunities which he may encounter, between our operations and those of other businesses.

Currently, Mr. Domingues, our President, Chief Financial Officer and Treasurer and our sole Director, is under no obligation to commit any time to us, and his failure to do so may adversely affect our ability to continue as a going concern.

Additionally, our sole officer and director, in the course of his other business activities, may become aware of investment, business or information which may be appropriate for presentation to us as well as to other entities to which he owes a fiduciary duty or in which he is involved. He may also in the future become affiliated with entities that are engaged in business or other activities similar to those we intend to conduct. As a result, he may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such conflict, we are deprived of investment, business or information, our ability to initiate any business may be adversely affected.

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

Holders of our common stock may have limited recourse against us and our sole director and executive officer because he resides outside the United States.

Our sole director and our sole executive officer resides outside the United States. The assets of all of our sole director and our sole executive officer are located outside the United States. As a result, holders of our common stock may be limited in their ability to effect service of process within the United States upon our director and executive officer or to enforce in a U.S. court a judgment obtained against our director and executive officer in jurisdictions outside the United States, including actions under the civil liability provisions of U.S. securities laws. In addition, it may be difficult for holders of our common stock to enforce, in original actions brought in courts in jurisdictions outside the United States, liabilities predicated upon U.S. securities laws.

Because our majority shareholder, owns 66.5% of our outstanding common stock, he can make and control corporate decisions that may be disadvantageous to other minority shareholders.

Mr. Karatella owns 66.5% our outstanding common stock at the present time.  Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, acquisitions and the sale of all or substantially all of our assets.  He will also have the power to prevent or cause a change in control.  His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

We also expect that being a public company and complying with the rules and regulations related thereto will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on any committees our Board of Directors creates, and qualified executive officers.

There is a limited public (trading) market for our common stock and there is no assurance that our common stock will ever be actively traded; therefore, our investors may not be able to sell their shares.

Our common stock is listed on the OTC Markets, and trading has generally been very limited. We can provide no assurance that an active market for our common stock will ever develop.  When it does trade, our shares are often traded at less than $0.01 per share. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  An active trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active  trading market does  develop,  the  market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

As of October 12, 2012, we had 195,480,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power. Also, any shares of preferred stock the Company issues may have preferences as compared to our common stock and reduce the likelihood of a change of control of the Company in the future.

Our common stock is classified as a “Penny Stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a Penny Stock.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of October 12, 2012, the closing sale price of our common stock was less than $0.01 per share and, therefore, it is designated a "penny stock." As a "penny stock," our Common Stock likely is subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

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

We do not currently own any property. We are currently operating out of the offices at18-7001 Steeles Ave West, Toronto, Ontario, Canada M9W 0A2 which is provided to us by one of our shareholders without charge. Management believes the current premises are sufficient for its needs at this time.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.	(Removed and Reserved)

Open

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Markets under the symbol “MDRM”. While there has been sporadic trading activity, there has generally been no active trading market. Our common stock has typically traded below $0.01 per share.

Of the 195,480,000 shares of common stock outstanding as of June 30, 2012, 130,000,000 shares are owned by our sole officer and a director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of October 12, 2012, we had 195,480,000 Shares of $0.001 par value common stock issued and outstanding held by 12 shareholders of record.

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

We have generated revenues of $9,506 since inception and have incurred $532,438 in expenses through June 30, 2012.

The following table provides selected financial data about our company for the years ended June 30, 2012 and 2011.

Balance Sheet Data:	06/30/11	06/30/12

Cash	$182	$0
Total assets	$16,015	$0
Total liabilities	$119,567	$467,171
Shareholders' equity	$(103,552)	$(467,171)

Cash provided by financing activities for the year ended June 30, 2011 was $121,195. Cash provided by financing activities since inception was $371,423, $47,425 from the sale of shares and $301,711 resulting from loans from our shareholders.

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

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the twelve months ended June 30, 2012, and 2011, include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., an Ontario, Canada, based company.

The Company to date has funded its initial operations through the issuance of shares of capital stock for net proceeds of $47,425, revenue from sales of $9,506 and loans from our shareholders of $301,711. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal operations when they come due, in their report on our financial statements for the year ended June 30, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current cash balance is $0. We expect to experience a shortage of funds. Our shareholders have been lending us funds to enable us to pay our operating expenses. There are no formal binding commitments or binding arrangements with any person to advance or loan us funds. There are no terms regarding repayment of any loans or capital contributions. If our shareholders do not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

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

Results of Operations

For the twelve months ended June 30, 2012 compared to twelve months ended June 30, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the twelve months ended June 30, 2012 we generated $0 in revenues from sales and incurred $363,619 in losses compared with $1,656 in revenue and $158,275 in losses in 2011. During the period from December 19, 2007 (inception), through June 30, 2012, we have generated $9,506 in revenues from sales and incurred $532,438 in losses.

To date our revenue has been from sales of scooters and scooter accessories, uplift electric chairs, walkers and bikes. The increase in revenue was attributable to the introduction of new products. Our cost of revenues consisted of the cost of the items we had sold and freight expenses.

We purchased the products we sold from various independent resellers/suppliers in North America.

During the twelve months ended June 30, 2012, we incurred $363,619 (June 30, 2011: $158,993) in operating costs including $6,700 for general administrative and accounting fees; $226,335 for consulting fees, $60,149 in legal fees, $38,205 in legal-organizational costs and $14,979 for transfer agent fees.

Since inception, we have sold 6,500,000 shares (pre-split) of common stock at $0.001 per share to our Directors for total proceeds of $6,500. During the twelve months ended June 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company sold 3,274,000 common shares at $0.0125 per share for total proceeds of $40,925 pursuant to the Registration Statement.

Liquidity and Capital Resources

We have incurred $532,438 in operating losses since inception. As of June 30, 2012, we had $0 in cash compared to $128 at June 30, 2011.  As of June 30, 2012, we had a working capital deficiency of $(467,171), compared to a working capital deficiency of $(103,552) as of June 30, 2011.

Net cash used in operating activities for the twelve months ended June 30, 2012 was $(242,410), compared with net cash used of ($123,915) for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the twelve months ended June 30, 2012 and 2011. Net cash provided by financing activities for the twelve months ended June 30, 2012 was $242,228, and primarily consisted of proceeds of $loans from shareholders as compared to net cash provided by financing activities for the twelve months ended June 30, 2011 which was $121,195, including $60,525 in shareholder loans and $40,925 in related party loans. No cash was provided by financing activities in the prior year period.

The Company must raise additional funds to initiate or acquire a business and to fund our continued operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our shareholders or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended June 30, 2012. Management has determined that our internal control over financial reporting is effective. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the last fiscal quarter for the year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The framework used by the Company with respect to internal control over financial control is as follows: all bills are forwarded to the Company’s sole officer, who is also our sole director, for review and payment. The bills are reviewed by the financial assistants of the Company’s sole officer and director before they are paid and are subsequently forwarded to an additional person for review and compilation prior to being included in the Company’s periodic reports, which are themselves examined by the Company’s independent auditors. Since the Company has no operations, limited revenues and very few expenses, most of which are payable to the same persons each reporting period, the Company believes this straight-forward control process is effective. However, if the Company were to commence operations, engage in fund raising or other activities which increase the complexity of its financial reporting, management believes revised and improved internal controls will be required.

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

Item 9B.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The sole officer and director of Modern Mobility Aids, Inc., is:

Name & Address	Age	Position

Antonio Domingues	52	President,
18-7001 Steeles Ave West		Chief Financial Officer,
Toronto, Ontario		Treasurer, Director,
Canada M9W 0A2		Acting Principal Executive and
Principal Accounting
Officer

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Domingues expects to devote such time as he deem necessary to manage the affairs of the company.

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

INFORMATION CONCERNING THE BOARD OF DIRECTORS, BOARD COMMITTEES AND CORPORATE GOVERNANCE

BOARD COMPOSITION

Our Board of Directors currently consists of one (1) director. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

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

BOARD MEETINGS AND STOCKHOLDER COMMUNICATIONS

The Board conducted all of its business and approved all corporate actions during the fiscal year ended June 30, 2012 by the unanimous written consent of its member, in the absence of formal board meetings.  Holders of the Company’s securities can send communications to the board via mail or telephone to the President at the Company’s principal executive offices.  The Company has not yet established a policy with respect to Board members’ attendance at the annual meetings.  A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this Information Statement.

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

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The following table shows for fiscal years ended June 30, 2012 and 2011, respectively, certain compensation awarded or paid to, or earned by, our current and former President, Chief Executive Officer and Treasurer (the "Named Executive Officer”).

None of our executive officers earned more than $100,000 in salary and bonus for the 2012 or 2011 fiscal years. We did not grant options to acquire shares of our Common Stock to them during the period indicated.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Sergei Khorolski(1)(3)	2011	$—	$—	$—	$2,710	$2,710
President, Chief
Financial Officer,
Treasurer and
Director

Mohamed K. Karatella (2)	2012	$—	$—	$—	$—	$—
President, Chief	2011	$—	$—	$—	$—	$—
Financial Officer,
Treasurer and
Director

Antonio Domingues (4)	2012	$—	$—	$—	$—	$—
President, Chief	2011	$—	$—	$—	$—	$—
Financial Officer,
Treasurer and
Director

(1)   Mr. Khorolski has served as our President and Chief Executive Officer until the consummation of the Transactions on May 26, 2011.

(2)   Mr. Karatella has served as our President, Treasurer and Chief Financial Officer since the consummation of the Transactions on May 26, 2011 until April 3, 2012.

(3)   Mr. Khorolski served provided consulting services to the company as per unwritten arrangement with the company at $250 per month during the period starting April 2010 and ending May 26, 2011. These services included: overseeing daily operations; corresponding with customers, vendors, business partners, professional firms and regulatory authorities.

(4)   Mr. Domingues has served as our President, Treasurer and Chief Financial Officer since April 3, 2012.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended June 30, 2012 and 2011 by members of board of directors.

					Non-
					qualified
			Stock	Non-Equity	Deferred	All
		Fees	Options	Incentive	Comp	other	Total

Sergei Khorolski(1) (2)	2011	—	—	—	—	—	—

Valeri Politika(1)(2)	2011	—	—	—	—	—	—

Mohamed K. Karatella	2012	—	—	—	—	—	—
	2011	—	—	—	—	—	—

Antonio Domingues	2012	—	—	—	—	—	—
	2011	—	—	—	—	—	—

(1)	The compensation listed herein relates to services rendered to the Company by the named individuals unrelated to their services as members of the Company’s Board of Directors.

(2)	Mr. Khorolski and Mr. Politika served provided consulting services to the company as per unwritten arrangement with the company at $250 per month during the period starting April, 2010 and ending May 26, 2011. These services include: overseeing daily operations; corresponding with customers, vendors, business partners, professional firms and regulatory authorities; identifying potential products for our portfolio; monitoring the company’s reporting and compliance activities.

INCENTIVE PLANS

We have not adopted a stock incentive or similar plan.

PENSION BENEFITS

There were no pension benefit plans in effect in our 2012 or 2011 fiscal years.

NONQUALIFIED DEFINED CONTRIBURTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect in 2012 or 2011 fiscal years.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officer, or any other person options to purchase shares in fiscal 2012 or 2011.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of our officers held options to purchase shares of our Common Stock during fiscal 2012 or 2011.

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

ITEM. 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Information as of October 12, 2012

The following table sets forth information regarding the beneficial ownership of the shares of our Common Stock as of October 12, 2012 by:

☐	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;
☐	Each of our executive officers;

☐	Each of our directors; and
☐	All of our executive officers and directors as a group.

As of October 12, 2012, 195,480,000 shares of our Common Stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC.   The address of each stockholder is listed in the table. There are no shares of any other class or series of stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class

Mohamed K. Karatella
140 Shorting Road
Toronto, ONT M1S 356	130,000,000	66.5%
President, Chief Financial
Officer, Treasurer and
Director

Antonio Domingues
5511 Steeles Ave West, Unit 7
Toronto, ONT M9L 1S7	0	0%
Secretary and Director

All directors and executive officers as a group (2 persons):	130,000,000	66.5%

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

Our Board of Directors currently consists of one (1) director The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our director, Antonio Domingues would not be considered independent as he also serves as either executive officer or employee of the Company. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

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

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During our 2012 and 2011 fiscal years, our Board of Directors pre-approved 100% of the services described below.

The total fees charged to the company for audit services, including interim reviews were $6,700, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2012.

For the year ended June 30, 2011, the total fees charged to the company for audit services, including interim reviews were $8,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

Item 15.	Exhibits and Financial Statements Schedules.

The financial statements required by this item are provided in Item 8 of this report.

The following exhibits are included with this filing:

Exhibit
Number	Description

3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Certificate of Amendment to Articles of
Incorporation***
10.2	Share Purchase Agreement dated August 4, 2011 between MDRM Group (Canada) Ltd. (of the first part), Michalkoff Family Trust, Hrycyshyn Family Trust and Stolarchuk Family Trust (of the second part), Lumigene Technologies Inc. (of the third part) and Mark Michalkoff, Roman Hrycyshyn and Danylo Stolarchuk (of the fourth part). ****
31	Sec. 302 Certification of CEO/CFO*
32	Sec. 906 Certification of CEO/CFO*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Included in our S-1 filing on August 23, 2010.
***	Included in our current report on Form 8-K filed with the Securities and
Exchange Commission on August 18, 2011.
****	Included in our current report on Form 8-K filed with the Securities and
Exchange Commission on August 10, 2011.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011
ASSETS

Current Assets:
Cash	$-	$182
Prepaid expenses	-	15,833
Total current assets	-	16,015

Total Assets	$-	$16,015

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Bank overdraft	$85	$-
Accounts payable and accrued liabilities	161,015	55,639
Due to related parties	4,360	3,403
Loan from shareholders	301,711	60,525

Total current liabilities	467,171	119,567

Total liabilities	467,171	119,567

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 195,480,000 shares issued and outstanding	195,480	195,480
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized 0 issued and outstanding	-	-
Additional paid in capital	(130,213)	(130,213)
(Deficit) accumulated during the development stage	(532,438)	(168,819)

Total stockholders' (deficit)	(467,171)	(103,552)

Total Liabilities and Stockholder's (Deficit)	$-	$16,015

The accompanying notes to financial statements are

an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
			(December 19, 2007)
	Twelve Months Ended June 30,		Through June 30,
	2012	2011	2012

Revenues, net	$-	$1,656	$9,506

Cost of Revenues	-	938	6,096

Gross Profit	-	718	3,410

Expenses:
General and administrative-
Accounting and audit fees	6,700	16,250	25,950
Bank charges	494	-	494
Officer compensation	-	5,420	6,920
Other and deposit	16,757	41,367	63,185
Consulting	226,335	27,040	256,275
Legal	60,149	48,524	108,673
Legal - Organization costs	38,205	-	38,980
Transfer agent	14,979	20,392	35,371

Total operating expenses	363,619	158,993	535,848

(Loss) from Operations	(363,619)	(158,275)	(532,438)

Other Income (Expense)	-		-

Provision for Income Taxes	-		-

Net (Loss)	$(363,619)	$(158,275)	$(532,438)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares

Outstanding - Basic and Diluted	195,480,000	146,110,440

The accompanying notes to financial statements are

an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

				(Deficit)
				Accumulated
	Common stock		Additional	During the
Description	Shares (1)	Amount	Paid-in Capital	Development Stage	Total

Balance - December 19, 2007	-	$-	$-	$-	$-

Net (loss) for the period	-	-	-	(1,106)	(1,106)

Balance - June 30, 2008	-	-	-	(1,106)	(1,106)

Net (loss) for the year	-	-	-	(661)	(661)

Balance - June 30, 2009	-	-	-	(1,767)	(1,767)

Common stock issued for cash at $0.001 per share	130,000,000	6,500	-	-	6,500

Net (loss) for the year	-	-	-	(8,777)	(8,777)

Balance - June 30, 2010	130,000,000	6,500	-	(10,544)	(4,044)

Common stock issued for cash at $0.0125 per share	65,480,000	3,274	55,493	-	58,767

Net (loss) for the year	-	-	-	(158,275)	(158,275)

Balance - June 30, 2011	195,480,000	9,774	55,493	(168,819)	(103,552)

Net (loss) for the year				(363,619)	(363,619)

Balance - June 30, 2012	195,480,000	$9,774	$55,493	$(532,438)	$(467,171)

(1) As retroactively restated for a 20 for 1 forward stock split in August 2011

The accompanying notes to financial statements are

an integral part of this statement.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
			(December 19, 2007)
	Twelve Months Ended June 30,		Through June 30,
	2012	2011	2012

Operating Activities:
Net (loss)	$(363,619)	$158,275)	$(532,438)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-

Prepaid expenses	15,833	(15,833)	-

Accounts payable and accrued liabilities	105,376	50,193	161,015

Net Cash (Used in) Operating Activities	(242,410)	(123,915)	(371,423)

Investing Activities:

Purchases of property and equipment	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:

Bank overdraft	85	-	85

Contributions from related party	-	17,842	17,842

Proceeds from issuance of common stock	-	40,925	47,425

Loan from shareholders	241,186	60,525	301,711

Due to related parties	957	1,903	4,360

Net Cash Provided by Financing Activities	242,228	121,195	371,423

Net Increase (decrease) in Cash	(182)	(2,720)	-

Cash - Beginning of Period	182	2,902	-

Cash - End of Period	$-	$182	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are

an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

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

In May of 2011, the business focus of the Company evolved with a rapid expansion strategy in the life sciences and healthcare industry.  A mandate was created to acquire companies within the biopharma sector, targeting both innovative research and development as well as scalable manufacturing capacity in three niche market segments:

1.	CRAM – Contract Research and Manufacturing for Life Sciences Companies
2.	HEALTHCARE INNOVATION – Novel Drug and Device Delivery Format Packaging
3.	BIOPHARMA PARTNERSHIPS – Strategic Development and Production Alliances

The Company has abandoned its historic business which has generated little operating revenue and has had limited operations to date. Its Board of Directors has determined that the Company will seek to acquire business assets or stock in companies that either have existing operations or are in the development stage with the potential for successful operations. The Company lacked the financing required to consummate any acquisitions.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., an Ontario, Canada, based company. The subsidiary was incorporated during the year ended June 30, 2010. All significant intercompany balances and transactions have been eliminated on consolidation.

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

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended June 30, 2012 and 2011 and for the period from inception (December 19, 2007) through June 30, 2012

Income Taxes

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange. As of June 30, 2012 and 2011, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002. Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the years ended June 30, 2012 and 2011 and for the period from inception (December 19, 2007) through June 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

2	Development Stage Activities and Going Concern

The Company is in the development stage. During the period from December 19, 2007, through June 30, 2012, the Company was organized and incorporated, conducted a capital formation activity to raise $47,425 through the issuance of 195,480,000 shares of common stock, and realized $9,506 in revenues from sales.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

During the year ended June 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 65,480,000 common shares at $0.0125 per share for total proceeds of $40,925 pursuant to this Registration Statement. Company hopes to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012, and 2011, the Company had a working capital deficiency of $(467,171), and $(103,552), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

Subsequent to June 30, 2011, on August 18, 2011, the Company implemented a 20 for 1 forward stock split whereby each shareholder of record received an additional 19 shares of common stock for every 1 share held of record. The total number of common stock issued and outstanding as of June 30, 2012 and June 30, 2011was amended for this forward stock split.

As of June 30, 2012, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

4.	Income Taxes

The provision (benefit) for income taxes for the years ended June 30, 2012 and 2011, were as follows (assuming a 15 percent effective tax rate):

	Year Ended
	June 30,
	2012	2011

Current Tax Provision
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision
Federal
Loss carryforwards	$54,542	$25,323
Change in valuation allowance	(54,542)	(25,323)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2012 and 2011 as follows:

	Year Ended
	June 30,
	2012	2011

Loss carryforwards	$532,438	$168,819
Less - valuation allowance	(532,438)	(168,819)

Total net deferred tax assets	$532,438	$-

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

As of June 30, 2012, the Company had approximately $532,438 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended June 30, 2012 and 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

5.	Shareholder Loan

The loan payable is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay. As of June 30, 2012 the loan consisted of $301,711 principal and accrued interest of $Nil.

6.	Related Party Transactions

The former President and the former Chief Financial Officer of the Company provided management services to the Company. During the year ended June 30, 2011, management services of $5,420 were charged to operations.

On May 26, 2011 the Company settled the amounts due to the former directors and officers of the company ($17,482) for management services and expenses incurred on behalf of the company and recorded this amount as contributed additional paid in capital.

As of June 30, 2012 and 2011, the Company owed to the Company’s President $4,360 and $3,403 for expenses incurred on behalf of the Company. Such amounts are unsecured, non-interest bearing, and payable on demand. In addition, at June 30, 2012 the Company owed $18,222 to a company controlled by an officer for accounts payable, which is included in the $161,015 reported for that category on the balance sheet.

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

JUNE 30, 2012 and 2011

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

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company has determined that no events should be disclosed:

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Antonio Domingues
/s/ Antonio Domingues, President,	Date: October 14, 2012
Chief Financial Officer, Treasurer,
Principal Accounting Officer and Director

29