Form 10-K/A
period 2012-06-30
Modern Mobility Aids, Inc.
filed 2012-11-21
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Modern Mobility Aids, Inc.

Toronto, Canada

I have audited the accompanying consolidated balance sheets of Modern Mobility Aids, Inc. (a development stage company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended, and for the period from December 19, 2007 (inception) through June 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Mobility Aids, Inc. as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from December 19, 2007 (inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
October 27, 2012	RONALD R. CHADWICK, P.C.

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

The accompanying notes to financial statements are

an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

				(Deficit)
				Accumulated
	Common stock		Additional	During the
Description	Shares (1)	Amount	Paid-in Capital	Development Stage	Total

Balance - December 19, 2007	-	$-	$-	$-	$-

Net (loss) for the period	-	-	-	(1,106)	(1,106)

Balance - June 30, 2008	-	-	-	(1,106)	(1,106)

Net (loss) for the year	-	-	-	(661)	(661)

Balance - June 30, 2009	-	-	-	(1,767)	(1,767)

Common stock issued for cash at $0.001 per share	130,000,000	130,000	(123,500)	-	6,500

Net (loss) for the year	-	-	-	(8,777)	(8,777)

Balance - June 30, 2010	130,000,000	130,000	(123,500)	(10,544)	(4,044)

Common stock issued for cash at $0.0125 per share	65,480,000	65,480	(6,713)	-	58,767

Net (loss) for the year	-	-	-	(158,275)	(158,275)

Balance - June 30, 2011	195,480,000	195,480	(130,213)	(168,819)	(103,552)

Net (loss) for the year				(363,619)	(363,619)

Balance - June 30, 2012	195,480,000	$195,480	$(130,213)	$(532,438)	$(467,171)

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

During the year ended June 30, 2011 the Company has sold 3,274,000 common shares (pre 20 for 1 forward stock split) at $0.0125 per share for total proceeds of $40,925.

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

/s/ Antonio Domingues
/s/ Antonio Domingues, President,	Date: November 21, 2012
Chief Financial Officer, Treasurer,
Principal Accounting Officer and Director

30