Form 10-Q
period 2012-09-30
Modern Mobility Aids, Inc.
filed 2012-11-30
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☐ No☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2012
Common Stock, $0.001 par value	195,480,000

MODERN MOBILITY AIDS, INC.

2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPT 30,	JUNE 30,
	2012	2012

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:

Bank overdraft	85	85
Accounts payable and accrued liabilities	$157,820	$161,015

Due to related parties	4,360	4,360

Loan from shareholders	304,906	301,711

Total current liabilities	467,171	467,171

Total liabilities	467,171	467,171

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 195,480,000 shares issued and outstanding	195,480	195,480

Preferred stock, par value $0.001 per share, 1,000,000 shares authorized 0 issued and outstanding	-	-

Additional paid in capital	(130,213)	(130,213)

(Deficit) accumulated during the development stage	(532,438)	(532,438)

Total stockholders' (deficit)	(467,171)	(467,171)

Total Liabilities and Stockholder's (Deficit)	$(0)	$-

The accompanying notes to financial statements are

an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011, AND

CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH

SEPTEMBER 30, 2012

(Unaudited)

			Cumulative
			From Inception
	Three Months Ended	Three Months Ended	(December 19, 2007)
	SEPT 30,	SEPT 30,	Through SEPT 30,
	2012	2011	2012

Revenues, net	$-	$-	$9,506

Cost of Revenues	-	-	6,096

Gross Profit	-	-	3,410

Expenses:
General and administrative-
Accounting and audit fees	-	8,600	25,950

Bank charges	-	263	494
Officer compensation	-	-	6,920
Other and deposit	-	29,888	63,185

Consulting	-	43,877	256,275

Legal	-	40,128	108,673
Legal - Organization costs	-	-	38,980

Transfer agent	-	5,610	35,371

Total operating expenses	-	128,366	535,848

(Loss) from Operations	-	(128,366)	(532,438)
	-
Other Income (Expense)	-		-

Provision for Income Taxes	-		-

Net (Loss)	$-	$(128,366)	$(532,438)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$-	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	195,480,000	195,480,000

The accompanying notes to financial statements are

an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares (1)	Amount	Capital	Stage	Total

Balance - December 19, 2007	-	$-	$-	$-	$-

Net (loss) for the period	-	-	-	(1,106)	(1,106)

Balance - June 30, 2008	-	-	-	(1,106)	(1,106)

Net (loss) for the year	-	-	-	(661)	(661)

Balance - June 30, 2009	-	-	-	(1,767)	(1,767)

Common stock issued for cash at $0.001 per share	130,000,000	130,000	(123,500)	-	6,500

Net (loss) for the year	-	-	-	(8,777)	(8,777)

Balance - June 30, 2010	130,000,000	130,000	(123,500)	(10,544)	(4,044)

Common stock issued for cash at $0.0125 per share	65,480,000	65,480	(6,713)	-	58,767

Net (loss) for the year	-	-	-	(158,275)	(158,275)

Balance - June 30, 2011	195,480,000	195,480	(130,213)	(168,819)	(103,552)

Net (loss) for the year	-	-	-	(363,619)	(363,619)

Balance - June 30, 2012	-	-	-	(532,438)	(467,171)
Net (loss) for the period - Sept 30	-	-	-	-	-

Balance - SEPT 30, 2012	195,480,000	195,480	(130,213)	$(532,438)	$(467,171)

(1) As retroactively restated for a 20 for 1 forward stock split in August 2011

The accompanying notes to financial statements are

an integral part of this statement.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED SEPT 30, 2012 AND 2011, AND

CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH

SEPTEMBER 30, 2012

(Unaudited)

			Cumulative
			From Inception
	Three Months Ended		(December 19, 2007)
	September 30,		Through Sept 30,
	2012	2011	2012

Operating Activities:
Net (loss)	$-	$(128,366)	$(532,438)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	(3,195)	90,497	161,015

Net Cash (Used in) Operating Activities	(3,195)	(37,869)	(371,423)

Investing Activities:
Purchases of property and equipment	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Bank overdraft			85
Contributions from related party	-	-	17,842
Proceeds from issurance of common stock	-	-	47,425
Loan from shareholders	3,195	39,008	301,711
Deferred offering costs	-
Due to related parties	-	-	4,360

Net Cash Provided by Financing Activities	3,195	39,008	371,423

Net Increase (decrease) in Cash	-	1,139	-

Cash - Beginning of Period	-	182	-

Cash - End of Period	$-	$1,321	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are

an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Unaudited Financial Statements

The accompanying financial statements of Modern Mobility Aids, Inc. as of September 30, 2012, and for the three months ended September 30, 2012, and 2011 and cumulative from inception, are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and June 30, 2012, and the results of its operations for the three months and its cash flows for the three months ended September 30, 2012 and 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2013.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of June 30, 2012, filed with the SEC for additional information, including significant accounting policies.

Principles of Consolidation

The Company's consolidated financial statements for the three months ended June 30, 2012, include the accounts of its wholly owned subsidiaries Modern Mobility Aids, Inc., an Ontario, Canada, based company and MDRM Group (Canada) Ltd. an Ontario, Canada based company. Modern Mobility Aids, Inc. was incorporated on September 2, 2009, during the year ended June 30, 2011. MDRM Group (Canada) Ltd. was incorporated on July 14, 2011. All significant intercompany balances and transactions have been eliminated on consolidation.

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

SEPTEMBER 30, 2012

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2012 and for the period from inception (December 19, 2007) through September 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange. As of September 30, 2012, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002. Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the three month periods ended September 30, 2012, and 2011 and for the period from inception (December 19, 2007) through September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the three month periods ended September 30, 2012, and 2011.

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

2.	Development Stage Activities and Going Concern

The Company is in the development stage. During the period from December 19, 2007, through September 30, 2012, the Company was organized and incorporated, conducted a capital formation activity to raise $47,425 through the issuance of 195,480,000 (post forward split) shares of common stock, and realized $9,506 in revenues from sales.

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

SEPTEMBER 30, 2012

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012, and June 30, 2012, the Company had a working capital deficiency of $(467,171), and $(467,171), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

On August 18, 2011, the Company implemented a 20 for 1 forward stock split whereby each shareholder of record received an additional 19 shares of common stock for every 1 share held of record. The total number of common stock issued and outstanding as of September 30, 2012 was amended for this forward stock split.

As of September 30, 2012, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

4.	Income Taxes

The provision (benefit) for income taxes for the three months ended September 30, 2012 and June 30, 2011, were as follows (assuming a 15 percent effective tax rate):

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2012	2011

Current Tax Provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal
Loss carryforwards	$354,524	$6,924
Change in valuation allowance	(354,524)	(6,924)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2012 and June 30, 2012 as follows:

	September 30,	June 30,
	2012	2012

Loss carryforwards	$532,438	$532,438
Less - Valuation allowance	(532,438)	(532,438)

Total net deferred tax assets	$-	$-

As of September 30, 2012, the Company had approximately $532,438 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended September 30, 2012 and June 30, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

5.	Shareholder Loans

The loans payable is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay. As of September 30, 2012, the loan consisted of $304,906 principal and accrued interest of $Nil.

6.	Related Party Transactions

The Company’s shareholders have advanced $304,906 to the Company on an non interest bearing basis so that it can control operations.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

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

8.	Subsequent Events

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

We have generated revenues of $9,506 since inception and have incurred $535,848 in operating expenses through September 30, 2012.

The following table provides selected financial data about our company for the periods ended September 30, 2012 and June 30, 2012.

Balance Sheet Data:	09/30/12	06/30/12

Cash	$0	$0
Total assets	$0	$0
Total liabilities	$467,171	$467,171
Shareholders' equity	$(467,171)	$(467,171)

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

Results of Operations

For the three months ended September 30, 2012 compared to three months ended September 30, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the three months ended September 30, 2012 we have generated $0.00 (September 30, 2011: $0 in revenues from sales and incurred $0 in losses (September 30, 2011: $0 and $128,366). During the period from December 19, 2007 (inception), through September 30, 2012, we have generated $9,506 in revenues from sales and incurred $535,438 in losses.

To date our revenue has been from sales of scooters and scooter accessories, uplift electric chairs, walkers and bikes. Our cost of revenues consisted of the cost of the items we had sold and freight expenses.

We purchased the products we sold from various independent resellers/suppliers in North America.

During the three months ended September 30, 2012, we incurred $0 (September 30, 2012: $128,366) in operating costs.

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

Liquidity and Capital Resources

We have incurred $535,438 in operating losses since inception. As of September 30, 2012, we had $0 in cash compared to $0 at June 30, 2012.  As of September 30, 2012, we had a working capital deficiency of $(467,171), compared to a working capital deficiency of $(467,171) as of June 30, 2012.

Net cash used in operating activities for the three months ended September 30, 2012 was $(3,195), compared with net cash used in operating activities of $37,869 for the prior year period.  The majority of the increase in net cash used in the 2011 versus the 2012 period was due to an increase in accounts payable. Net cash provided from financing activities during the three months ended September 30, 2012 was $3,195, resulting from a loan from shareholders. Net cash provided by investing activities during the three months ended September 30, 2012 was $39,008 resulting from the shareholder loans.

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

November 30, 2012

MODERN MOBILITY AIDS INC.

By:	/s/ Antonio Domingues
Antonio Domingues
President, Acting Chief Financial Officer, Treasurer, Secretary (Principal Executive Officer and Acting Principal Accounting Officer)

