Form 10-Q
period 2012-12-31
Modern Mobility Aids, Inc.
filed 2013-02-19
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐No ☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 14, 2013
Common Stock, $0.001 par value	195,480,000

MODERN MOBILITY AIDS, INC.

2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	DEC 31,	JUNE 30,
	2012	2012
ASSETS

Current Assets:
Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Bank overdraft	85	85
Accounts payable and accrued liabilities	$141,720	$161,015
Due to related parties	4,360	4,360
Loan from shareholders	329,856	301,711

Total current liabilities	476,021	467,171

Total liabilities	476,021	467,171

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 195,480,000 shares issued and outstanding	195,480	195,480
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized 0 issued and outstanding	-	-
Additional paid in capital	(130,213)	(130,213)
(Deficit) accumulated during the development stage	(541,288)	(532,438)

Total stockholders' (deficit)	(476,021)	(467,171)

Total Liabilities and Stockholder's (Deficit)	$(0)	$-

The accompanying notes to financial statements are an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011, AND

CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH

DECEMBER 31, 2012

(Unaudited)

					Cumulative
					From
	Three Months	Three Months	Six Months	Six Months	Inception (December 19, 2007)
	Ended DECEMBER 31,	Ended DECEMBER 31,	Ended DECEMBER 31,	Ended DECEMBER 31,	Through DEC 31,
	2012	2011	2012	2011	2012

Revenues, net	$-	$-	$-	$-	$9,506

Cost of Revenues	-	-	-	-	6,096

Gross Profit	-	-	-	-	3,410

Expenses:
General and administrative-
Accounting and audit fees	5,950	2,100	5,950	10,700	31,900
Bank charges	-	127	-	390	494
Officer compensation	-	-	-	-	6,920
Other and deposit	-	-	-	-	63,185
Consulting	658	26,859	658	96,055	256,933
Legal	-	17,211	-	57,339	108,673
Legal - Organization costs	-	1,642	-	6,211	38,980
Transfer agent	2,242	4,800	2,242	10,410	37,613

Total operating expenses	8,850	52,739	8,850	181,105	544,698

(Loss) from Operations	(8,850)	(52,739)	(8,850)	(181,105)	(541,288)
	-
Other Income (Expense)	-				-

Provision for Income Taxes	-				-

Net (Loss)	$(8,850)	$(52,739)	$(8,850)	$(181,105)	$(541,288)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	195,480,000	195,480,000	195,480,000	195,480,000

The accompanying notes to financial statements are an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007)

THROUGH DECEMBER 31, 2012

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - December 19, 2007	-	$-	$-	$-	$-

Net (loss) for the period	-	-	-	(1,106)	(1,106)

Balance - June 30, 2008	-	-	-	(1,106)	(1,106)

Net (loss) for the year	-	-	-	(661)	(661)

Balance - June 30, 2009	-	-	-	(1,767)	(1,767)

Common stock issued for cash at $0.001 per share	130,000,000	6,500	-	-	6,500

Net (loss) for the year	-	-	-	(8,777)	(8,777)

Balance - June 30, 2010	130,000,000	6,500	-	(10,544)	(4,044)

Common stock issued for cash at $0.0125 per share	65,480,000	3,274	55,493	-	58,767

Net (loss) for the year	-	-	-	(158,275)	(158,275)

Balance - June 30, 2011 (Forward split 20 for 1)	195,480,000	9,774	55,493	(168,819)	(103,552)
Net (loss) for the year	-	-	-	(363,619)	(363,619)
Balance - June 30, 2012	-	-	-	(532,438)	(467,171)
Net (loss) for the period	-	-	-	(8,850)	(8,850)
Balance - Dec 31, 2012	195,480,000	9,774	55,493	$(541,288)	$(476,021)

The accompanying notes to financial statements are an integral part of this statement.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED DEC 31, 2012 AND 2011, AND

CUMULATIVE FROM INCEPTION (DECEMBER 19, 2007) THROUGH

DECEMBER 31, 2012

(Unaudited)

			Cumulative
			From Inception
	Six Months Ended		(December 19, 2007)
	December 31,		Through Dec 31,
	2012	2011	2012

Operating Activities:
Net (loss)	$(8,850)	$(181,105)	$(541,288)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	(19,295)	141,467	141,720

Net Cash (Used in) Operating Activities	(28,145)	(39,638)	(399,568)

Investing Activities:
Purchases of property and equipment	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Bank overdraft			85
Contributions from related party	-	-	-
Proceeds from issurance of common stock	-	-	65,267
Loan from shareholders	28,145	40,650	329,856
Deferred offering costs	-	-	-
Due to related parties	-	-	4,360

Net Cash Provided by Financing Activities	28,145	40,650	399,568

Net Increase (decrease) in Cash	0	1,012	-

Cash - Beginning of Period	-	182	-

Cash - End of Period	$0	$1,194	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Unaudited Financial Statements

The accompanying financial statements of Modern Mobility Aids, Inc. as of December 31, 2012, and June, 2012, and for the six and three months ended December 31, 2012, and 2011 and cumulative from inception, are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2012, and June 30, 2012, and the results of its operations for the six and three months and its cash flows for the six months ended December 31, 2011 and 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2013.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of June 30, 2012, filed with the SEC for additional information, including significant accounting policies.

Principles of Consolidation

The Company's consolidated financial statements for the three and six months ended December 31, 2012, include the accounts of its wholly owned subsidiaries Modern Mobility Aids, Inc., an Ontario, Canada, based company and MDRM Group (Canada) Ltd. an Ontario, Canada based company. Modern Mobility Aids, Inc. was incorporated on September 2, 2009, during the year ended June 30, 2011. MDRM Group (Canada) Ltd. was incorporated on July 14, 2011. All significant intercompany balances and transactions have been eliminated on consolidation.

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

DECEMBER 31, 2012

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2012 and for the period from inception (December 19, 2007) through December 31, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange. As of December 31, 2012, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002. Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the three month periods ended December 31, 2011, and 2012 and for the period from inception (December 19, 2007) through December 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the six month periods ended December 31, 2011, and 2012.

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

2.	Development Stage Activities and Going Concern

The Company is in the development stage. During the period from December 19, 2007, through December 31, 2012, the Company was organized and incorporated, conducted a capital formation activity to raise $47,425 through the issuance of 195,480,000 (post forward split) shares of common stock, and realized $9,506 in revenues from sales.

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

DECEMBER 31, 2012

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, and June 30, 2012, the Company had a working stockholders deficiency of $(476,021), and $(467,171), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

The provision (benefit) for income taxes for the years ended December 31, 2011 and 2012, were as follows (assuming a 15 percent effective tax rate):

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

	Six Months Ended
	December 31,	June 30,
	2012	2012

Current Tax Provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal
Loss carryforwards	$8,850	$181,105
Change in valuation allowance	(8,850)	(181,105)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and June 30, 2012 as follows:

	December 31,	June 30,
	2011	2011

Loss carryforwards	$541,288	$532,438
Less - Valuation allowance	(541,288)	(532,438)

Total net deferred tax assets	$-	$-

As of December 31, 2012, the Company had approximately $541,288 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2029.

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended December 31, 2012 and June 30, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

5.	Shareholder Loan

The loans payable are payable on demand, unsecured and bear no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay. As of December 31, 2012, the loan consisted of $329,856 principal and accrued interest of $Nil.

6.	Related Party Transactions

The Company’s shareholders and a related party have advanced $334,261 to the Company on a non interest basis so that the Company can continue operations.

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

We have generated revenues of $9,506 since inception and have incurred $544,698 in operating expenses through December 31, 2012.

The following table provides selected financial data about our company for the periods ended December 31, 2012 and June 30, 2012.

Balance Sheet Data:	12/31/12	06/30/12

Cash	$0	$0
Total assets	$0	$0
Total liabilities	$467,021	$467,171
Shareholders' equity	$(476,021)	$(467,171)

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

Our current cash balance is $0.00. We expect to experience a shortage of funds. Our sole officer, who is also a director and other shareholders have been lending us funds to enable us to pay our operating expenses. There are no formal binding commitments or binding arrangements with them to advance or loan funds. There are no terms regarding repayment of any loans or capital contribution. If shareholders do not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

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

Results of Operations

For the six months ended December 31, 2012 compared to six months ended December 31, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the six months ended December 31, 2012 we have generated $0.00 (December 31, 2011: $0.00 in revenues from sales and incurred $8,850 (December 31, 2011: $52,739) in losses. During the period from December 19, 2007 (inception), through December 31, 2012, we have generated $9,506 in revenues from sales and incurred $541,288 in losses.

To date our revenue has been from sales of scooters and scooter accessories, uplift electric chairs, walkers and bikes. Our cost of revenues consisted of the cost of the items we had sold and freight expenses.

We purchased the products we sold from various independent resellers/suppliers in North America.

During the six months ended December 31, 2012, we incurred $8,850 (December 31, 2011: $52,739) in operating costs including $5,950 for accounting fees; $658 in consulting fees and $2,242 for transfer agent fees.

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

Liquidity and Capital Resources

We have incurred $544,698 in operating losses since inception. As of December 31, 2012, we had $0.00 in cash compared to $0.00 at June 30, 2012.  As of December 31, 2012, we had a shareholder deficiency of $(476,021), compared to a shareholder deficiency of $(467,171) as of June 30, 2012.

Net cash used in operating activities for the six months ended December 31, 2012 was $28,145, compared with net cash used in operating activities of $39,638 for the prior year period.  The majority of the decrease in net cash used was due to the fact that we had no activities for a portion of the first quarter of this fiscal year. Net cash provided from financing activities during the six months ended December 31, 2012 was $28,145, resulting from loans from shareholders. Net cash provided by investing activities during the six months ended December 31, 2011 was $40,650 resulting from loans from shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (i)**
3.2	Bylaws (i)**

3.3	Certificate of Amendment to Articles of Incorporation***
10.2	Share Purchase Agreement dated August 4, 2011 between MDRM Group (Canada) Ltd. (of the first part), Michalkoff Family Trust, Hrycyshyn Family Trust and Stolarchuk Family Trust (of the second part), Lumigene Technologies Inc. (of the third part) and Mark Michalkoff, Roman Hrycyshyn and Danylo Stolarchuk (of the fourth part). ****
10.3	Amendment to Share Purchase Agreement dated as of November 4, 2011 between MDRM Group (Canada) Ltd. (of the first part), Michalkoff Family Trust, Hrycyshyn Family Trust and Stolarchuk Family Trust (of the second part), Lumigene Technologies Inc. (of the third part) and Mark Michalkoff, Roman Hrycyshyn and Danylo Stolarchuk (of the fourth part). *****
31	Section 302 Certification of Chief Executive Officer/Chief Financial Officer*
32	Section 906 Certification of Chief Executive Officer/Chief Financial Officer*

*	filed herewith
**	Included in our S-1 filing on August 23, 2010.
***	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.
****	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.
*****	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2013

MODERN MOBILITY AIDS INC.

By:	/s/ Antonio Domingues
Antonio Domingues
President, Acting Chief Financial Officer, Treasurer,
Secretary (Principal Executive Officer and Acting
Principal Accounting Officer)

