Form 10-K
period 2013-06-30
Modern Mobility Aids, Inc.
filed 2014-06-03
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 333-168983

MODERN MOBILITY AIDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4677038
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

First Canadian Place, Suite 350, Toronto, Ontario M5X 1C1

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (416) 642-2593

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | X |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of December 31, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $261,920, based upon the most recent sale price of $0.004.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 2, 2014, the registrant had outstanding 195,480,000 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This annual report  contains  forward-looking  statements which involve assumptions and describe our future plans,, strategies and expectations, are generally identifiable by us of the words “may,” “will,” “should,” “expect,” "anticipate,"  "estimate,"  "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

2

 MODERN MOBILITY AIDS, INC.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Modern Mobility Aids, Inc. (“the Company”, “we’, “us” or “our”) was formed on December 19, 2007. Our previous business plan had been to import and sell scooters, power chairs, walkers, wheelchairs and other mobility products to the Russian market. We did not manufacture the products we offered for sale but acquired our products from third-party manufactures. On September 2, 2009, we incorporated a wholly owned subsidiary Modern Mobility Aids, Inc. (Canada). On July 14, 2011, we incorporated a wholly owned subsidiary, MDRM Group (Canada) Ltd.

References in this report to “Modern Mobility Aids” refer to Modern Mobility Aids, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Our Business

Description of Business

Until May 2011, Modern Mobility Aids had been a wholesaler/distributor of mobility products such as scooters, power chairs, wheelchairs, walkers and canes in the Russian market. We initially planned to import, market and sell a range of mobility products to the Russian market to be used by mobility challenged individuals to achieve a greater level of independence from their caretakers. Users of mobility products include the elderly, individuals with paralysis, arthritis, weakness, coronary or lung issues and obesity.

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

We abandoned our historic business which generated little operating revenue and had limited operations. Our Board of Directors has determined that the Company will seek to acquire business assets or stock in companies that either have existing operations or are in the development stage with the potential for successful operations. We will require financing to make such acquisitions. There can be no assurance we can secure such financing or that we will be able to make such acquisitions even if financing is available. Moreover, even if we acquire business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished or that our operations thereafter will be profitable.

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

Employees and Employment Agreements

We have no employees and three officers. They will devote as much time as is necessary to manage the affairs of the company. There are no formal employment agreements between the company and any employee.

Change of Control

On May 26, 2011 (the “Closing Date”), a change of control of the Company occurred. Pursuant to two Stock Purchase Agreements (the “SPAs”), Sergei Khorolski, formerly the President, Chief Executive Officer and a Director of the Company and Valeri Politika, formerly the Chief Financial Officer, Secretary, Treasurer and a Director of the Company, sold a total of 6,500,000 shares (pre-split) of common stock of the Company (the “Transactions”) to Mohamed K. Karatella. The total consideration paid for the shares purchased pursuant to the SPAs was $65,000, [which was paid from Mr. Karatella’s own funds.] Pursuant to the SPAs, Mr. Karatella acquired an aggregate of approximately 66.5% of the outstanding voting common stock of the Registrant.

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

Since April 2012, we had several changes in the composition of our Board of Directors and executive officers. We filed a current report on Form 8-K, disclosing certain of these changes on March 11, 2014, reflecting the appointments of Declan French and Preston J. Shea as members of the Board of Directors. Since that date, Sam Hill and Declan French resigned and our Board of Directors appointed Kenneth Pinckard as a member of our Board of Directors and as our Chief Executive Officer. The current members of our Board of Directors are: Mr. Kenneth Pinckard, who also serves as our Chief Executive Officer and Mr. Preston J. Shea, who also serves as our President, Chief Financial Officer, Treasurer and Secretary.

Mr. Pinckard, Mr. French and Mr. Shea have no family relationships with any executive officer or director of the Company or persons nominated or chosen by the Company to become directors or officers. There is no arrangement or understanding pursuant to which any of them was appointed a member of the Board of Directors nor is the Company aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K with respect to Mr. Pinckard.

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

Memorandums of Understanding

On March 28, 2014, through a wholly-owned subsidiary incorporated under the laws of Ontario, Canada, we entered into a Memorandum of Understanding to purchase 67% of a private company with a pending application for a license from Health Canada under the recently enacted Marijuana for Medical Purposes Regulation (“MMPR”). The facilities are located in the Province of Ontario. In addition, the agreement provides that we will also acquire a 50% interest in a related private corporation which has received a “ready to build” letter from Health Canada in conjunction with a pending application for a license to conduct research on marijuana. The closing of this transaction is contingent on the issuance of the respective licenses by Health Canada.

On May 8, 2014, through a wholly-owned subsidiary formed in Ontario, Canada, we entered into an agreement to purchase 100% of a private company in the final stage of obtaining their Medical Marijuana growers license. The company, located in the Province of Ontario, owns a fully functional production facility, and is awaiting final inspection by Health Canada. The transaction includes real property and related facilities.

Under the terms of the agreement, the company will pay CDN$2.5 million at Closing with an additional CDN$2.5 million due at a deferred date. The company will also issue a warrant to the sellers to purchase up to 1 million shares of the Company shares at a 25% discount to market. The closing of the purchase is subject to receipt of a license from Health Canada under MMPR.

The Company is actively and aggressively pursuing various other opportunities relating to the medical marijuana and biopharma industries which meet its investment criteria. To this end, we have entered into letters of intent to purchase controlling interests in two other private companies each in the final stages of obtaining their Medical Marijuana growers license. The actual terms and conditions of these two proposed transactions will be disclosed at such time as the Company has entered into definitive agreements on the matters.

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

Future Redemption

Mohamed K. Karatella, formerly the Company’s President, Chief Financial Officer, Treasurer, Principal Accounting Officer and the owner of 66.5% of its outstanding common stock has agreed to contribute 120,000,000 shares of the Company’s common stock to the Company to be cancelled. Mr. Karatella will not receive any compensation in connection with this transfer. After the transaction, Mr. Karatella will own 10,000,000, 13.25%, of 75,480,000 shares of common stock of the Company then outstanding.

Reports to Securities Holders

We are subject to disclosure filing requirements, including filing Form 10-K annually and Forms 10-Q quarterly. We filed our last quarterly report for the quarter ended March 31, 2013 on May 20, 2013. Since that date, due to the lack of funds, we have defaulted on our filing requirements. We intend to file all delinquent reports as soon as we are able to do so. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and other information contained in this report before making a decision to acquire shares of our common stock. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations or financial condition could be materially adversely affected.

We have been mainly dependent upon the funds provided to us by our shareholders who are not obligated to provide us the funds necessary for us to continue as a going concern.

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

Given our limited resources and limited business experience we will likely face strong competition with respect to any business we engage in from competitors which will have greater experience and have substantially more resources then we have. The strong competition that we will face may have a material adverse effect on our business.

The company is subject to certain risks in our international operations

We expect that most of our sales will initially be generated outside the United States of America. Accordingly, we will be subject to a number of risks, any of which could harm our business, relating to doing business internationally, including:

1. Exchange controls and currency exchange rates;

2. Inflation;

3. Political and economic issues in foreign countries;

4. Foreign tax treaties and policies;

5. Restrictions on the transfer of funds to and from foreign countries; and

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

We were incorporated on December 19, 2007, have realized $9,506 in revenues and incurred $585,040 in losses since inception.  We have very little operating history upon which an evaluation of our future success or failure can be made.  This is particularly true due to our abandonment of the business we previously operated and changes in our Board of Directors and executive officers. Any revenues we do generate may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to cease all operations.

There is substantial uncertainty as to whether we will continue operations.

Our registered independent auditors have discussed their uncertainty regarding our business operations in their audit report for the year ended June 30, 2013.  This means that there is substantial doubt that we can continue as an ongoing concern for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

We depend on key personnel.

Our future success will depend in large part on the continued service of our executive officers.  We have not entered into an employment agreement with any of them. If any of our executive officers choose to leave the company we will face significant difficulties in attracting a potential replacement candidates due to our limited financial resources and operating history.

Our officers and directors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our officers and directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities which they may encounter, between our operations and those of other businesses.

Currently, our executive officers are under no obligation to commit any time to us, and their failure to do so may adversely affect our ability to continue as a going concern.

Additionally, officers and directors, in the course of their other business activities, may become aware of investment, business or information which may be appropriate for presentation to us as well as to other entities to which he owes a fiduciary duty or in which he is involved. They may also in the future become affiliated with entities that are engaged in business or other activities similar to those we intend to conduct. As a result, they may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such conflict, we are deprived of investment, business or information, our ability to initiate any business may be adversely affected.

We do not intend to pay dividends.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  Furthermore, we require additional funding and our funding sources may prohibit the payment of dividends.  Because we do not intend to declare dividends, any gain on an investment in Modern Mobility Aids will need to come through appreciation of the price of our common stock.

Holders of our common stock may have limited recourse against us and since two of our three directors and executive officers reside outside the United States.

Two of our three directors and executive officers reside outside the United States and the non-United States resident officers and directors assets are located outside the United States. As a result, holders of our common stock may be limited in their ability to effect service of process within the United States upon our non-United States resident directors and executive officers or to enforce in a U.S. court a judgment obtained against them in jurisdictions outside the United States, including actions under the civil liability provisions of U.S. securities laws. In addition, it may be difficult for holders of our common stock to enforce, in original actions brought in courts in jurisdictions outside the United States, liabilities predicated upon U.S. securities laws.

Because our majority shareholder owns 66.5% of our outstanding common stock, he can make and control corporate decisions that may be disadvantageous to other minority shareholders.

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

The requirements of being a public company have and will continue to strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

We also expect that being a public company and complying with the rules and regulations related thereto will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. We do not have director and officer liability insurance at this time. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

There is a limited public (trading) market for our common stock and there is no assurance that our common stock will ever be actively traded; therefore, our investors may not be able to sell their shares.

Our common stock is listed on the OTC Markets, Pink Sheets, and trading has generally been very limited. We can provide no assurance that an active market for our common stock will ever develop.  When it does trade, our shares are often traded at less than $0.01 per share. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  An active trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active  trading market does  develop,  the  market  price of our  common  stock is likely to be highly volatile due to, among other  things,  because we are a relatively new public company with a limited operating  history.  Further, even if a more active public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

As of May 20, 2014, we had 195,480,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power. Also, any shares of preferred stock the Company issues may have preferences as compared to our common stock and reduce the likelihood of a change of control of the Company in the future.

A lack of internal control over financial reporting has, and could result in the future, in an inability to adequately and timely report our financial results, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal controls are necessary for use to provide reliable and timely financial reports. We have been unable to provide timely financial reports due to a lack of financial resources necessary to retain qualified individuals with the relevant accounting experience. Our management has concluded that we had a material weakness in our internal controls over financial reporting.

A failure to maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to stockholder litigation and the costs associated therewith.

Our common stock is classified as a “Penny Stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a Penny Stock.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of June 2,

2014, the closing sale price of our common stock was less than $1.00] per share and, therefore, it is designated a "penny stock." As a "penny stock," our Common Stock likely is subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

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

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of offices at One Canadian Place, Suite 350, Toronto, Ontario M5X 1C1. Management believes the current premises are sufficient for its needs at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently listed for traded on the OTC-Pink Sheets under the symbol “MDRM”. While there has been sporadic trading activity, there has generally been no active trading market. Our common stock has typically traded below $0.01 per share.

The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

For the Fiscal Year Ending on June 30, 2013	High	Low
Quarter Ended June 30, 2013	$0.01	$0.00
Quarter Ended March 31, 2013	0.01	0.00
Quarter Ended December 31, 2012	0.01	0.00
Quarter Ended September 30, 2012	0.01	0.00

For the Fiscal Year Ending on June 30, 2012	High	Low
Quarter Ended June 30, 2012	$0.03	$0.00
Quarter Ended March 31, 2012	0.07	0.02
Quarter Ended December 31, 2011	0.42	0.02
Quarter Ended September 30, 2011	1.90	0.08

For the period from June 30, 2013 through December 31, 2013, the high and low bid quotations for our stock remained about the same without much fluctuation or volume. Beginning in February, 2014 and continuing to the date of this filing, the bid quotations have ranged from a high of $0.19 and a low of $0.00 for the Quarter Ended March 31, 2014, and for the subsequent period to the date of this filing, a high of $0.20 and a low of $0.09, with an average daily trading volume of 1,198,371 for the past 90 days.

Of the 195,480,000 shares of common stock outstanding as of June 30, 2013, 130,000,000 shares are owned by Mohamed Karatella, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. Mr. Karatella has agreed to transfer 120,000,000 shares of the Company’s common stock to the Company at an agreed price of $19,043 to be cancelled.

As of June 2, 2014, we had 195,480,000 Shares of $0.001 par value common stock issued and outstanding held by 12 shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer, Inc.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of any business we acquire, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

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

We have generated revenues of $9,506 since inception and have incurred $597,160 in expenses through June 30, 2013.

The following table provides selected financial data about our company for the years ended June 30, 2013 and 2012.

Balance Sheet Data:	06/30/13	06/30/12

Cash	$0	$0
Total assets	$0	$0
Total liabilities	$519,773	$467,171
Shareholders' equity	$(519,773)	$(467,171)

Cash provided by financing activities for the year ended June 30, 2013 was $58,771. Cash provided by financing activities since inception was $430,194, $47,425 from the sale of shares, $17,842 was contributed by a related party, $4,360 was loaned to us by a related party and $360,567 was loaned to us by our shareholders.

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

Modern Mobility Aids, Inc. (the “Company”) is a Nevada corporation in the development stage and has no active business.  The Company was incorporated under the laws of the State of Nevada on December 19, 2007 under the name Glider Inc. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010.

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the twelve months ended June 30, 2013, and 2012, include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., and MDRFM Group (Canada) Ltd., both Ontario, Canada, based companies.

The Company to date has funded its initial operations through the issuance of shares of capital stock for net proceeds of $47,425, revenue from sales of $9,506, $17,842 from contributions by a related party, $4,360 by loan to us by a related party and $360,567 by loan to us by our shareholders.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal operations when they come due, in their report on our financial statements for the years ended June 30, 2013 and 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash balance at June 30, 2013 is $0. We expect to experience a shortage of funds. From time to time, our shareholders have been lending us funds to enable us to pay our operating expenses. They did not lend us the funds necessary to allow us to timely file this annual report or our subsequent quarterly reports. There are no formal binding commitments or binding arrangements with any person to advance or loan us funds. There are no terms regarding repayment of any loans or capital contributions. If our shareholders do not advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

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

Results of Operations

For the year ended June 30, 2013 compared to year ended June 30, 2012

Revenue

During the years ended June 30, 2013 and 2012 we generated $0 in revenues from sales.

Operating Expenses

During the year ended June 30, 2013, we incurred $55,216 compared to $363,619 in the twelve months ended June 30, 2012. During the twelve months ended June 30, 2013 we incurred $12,750 for general administrative and accounting fees; $13,082 for consulting fees, $22,509 in legal fees, $6,795 for transfer agent fees and $80 in other miscellaneous expenses. Comparison, during the twelve months ended June 30, 2012 we incurred $6,700 for general administrative and accounting fees; $226,335 for consulting fees, $60,149 in legal fees, $38,205 legal fees – organization costs, $14,979 for transfer agent fees, $16,757 in interest expense and other miscellaneous charges, and $494 in bank charges.

Operating expenses for the year ended June 30, 2013 declined by some $291,500 compared with the previous year. This decline is primarily attributable to reduced consulting, legal and professional fees. During the year ended June 30, 2012, $226,000 in consulting fees were paid in connection with the proposed acquisition of Lumigene Technologies, and for investor relations, compliance and filing fees. In the year under review, June 30, 2013, these services were not required and therefore the amount declined significantly to $13,000. In addition, in the year ended June 30, 2012, legal fees totaling $98,000 were paid in connection with the Lumigene matter and for review of financials and preparation and filing of required reports with the SEC. In the year ended June 30, 2012, such fees were only $22,500 due to a decline in reporting and compliance activity and the absence of a pending acquisition by the company.

Losses

During the year ended June 30, 2013 we incurred $52,602 in losses compared with $63,619 in losses during the year ended June 30, 2012 due to the factors discussed above.

Liquidity and Capital Resources

We have incurred $587,654 in operating losses since inception. As of June 30, 2013 and 2012, we had $0 in cash and liabilities of $519,773 and $467,171 respectively.  As of June 30, 2013, we had a working capital deficiency of $(519,773), compared to a working capital deficiency of $(467,171) as of June 30, 2012.

Operating activities

Net cash used in operating activities for the year ended June 30, 2013 was $58,771, compared with net cash used of $242,410 for the prior year period.  The majority of the decrease in net cash used was due to a decrease in operating losses due to lower operating expenses.

Investing Activities

No cash was used in investing activities during the year ended June 30, 2013 and 2012.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2013 was $58,771, and primarily consisted of proceeds of loans from shareholders as compared to net cash provided by financing activities for the twelve months ended June 30, 2012 which was $242,228, including 241,186 in shareholder loans.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this item is set forth beginning on page F-1 and is incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure

(a) On November 30, 2013, the RONALD R. CHADWICK, P.C. (“RRC”) the Company’s independent certified public accountants resigned due to the retirement of the accountant who performed virtually all of the services to the Company.

The report of RRC on the Company’s financial statements for its fiscal years ended June 30, 2012 and 2011 indicated conditions which raised substantial doubt about the Company’s ability to continue as a going concern. Except as set forth in the preceding sentence, the report of RRC on the Company’s financial statements for its fiscal years ended June 30, 2010 and 2011 did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s fiscal years ended June 30, 2010 and 2011 and the subsequent interim periods preceding the termination, there were no disagreements with RRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of RRC would have caused RRC to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

The Company requested that RRC furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agrees with the Company’s statements in this Item 4.01. A copy of the letter furnished by RRC in response to that request, dated March 10, 2014, is filed as Exhibit 16.1 to this Form 8-K.

(b) Effective February 26th 2014, Cutler & Co., LLC (“Cutler”), was engaged as the Company’s new independent certified accounting firm. During the two most recent fiscal years and the interim period preceding the engagement of Cutler, the Company has not consulted with Cutler regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K. The decision to retain Cutler was approved by the Board of Directors of the Company.

We have had no disagreements with either RRC or Cutler with respect to financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, because of the material weakness described below, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, our management, including our principal executive officer and principal financial officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Item 9A(T). Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting. This evaluation was conducted using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2013, because there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, through that evaluation, our management identified a material weakness in our internal control over financial reporting as a result of (i) inadequate personnel for documenting and execution of processes related to accounting for transactions; (ii) inadequate segregation of duties due to the lack of qualified accounting department personnel; and (iii) a lack of experienced personnel with relevant accounting experience, due to our limited financial resources. These deficiencies have resulted in, among other things, at times us being unable to provide timely account reconciliations. In order to address these issues, we will need to hire qualified employees or retain qualified individuals with the relevant accounting experience. We have to date been unable to implement remediation actions due to the lack of financial resources to do so. Our management intends to implement policies and procedures to remediate the material weakness the Company’s control over financial reporting when it has the financial resources to do so. Our remediation efforts to address this material weakness will include, among other things, hiring additional qualified personnel and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure this material weakness in the future. If this material weakness is not remediated or cured, then this deficiency in internal control over financial reporting could continue to adversely affect the timing and accuracy of our financial reporting.

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

Limitations on the Effectiveness of Internal Control

An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and may not be detected on a timely basis.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers and directors of Modern Mobility Aids, Inc., are:

Name & Address	Age	Position

Kenneth Pinckard	68	Chief Executive Officer
One Canadian Place, Suite 350		and Director
Toronto, Ontario M5X 1C1

Preston J. Shea	67	President, Chief Financial Officer,
One Canadian Place, Suite 350		Treasurer, Secretary Director
Toronto, Ontario M5X 1C1		and Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our executive officers expect to devote such time as they deem necessary to manage the affairs of the company.

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

Kenneth Pinckard has served as a Director of the Company and our Chief Executive Officer since April 2014. He is a member of the State Bar of Arizona with extensive experience in startup ventures, investments, corporate acquisitions and mergers, turn-arounds and reorganizations, corporate finance, tax, bankruptcy matters, and commercial real estate development, construction, management and leasing. He previously practiced law at Chamberlain Hrdlicka White Johnson & Williams in Houston, Texas, as well as having worked in Coopers & Lybrand’s tax department. Additionally, he also served as in-house legal counsel for Congressman Barry Goldwater and Hormel Foods heir and music composer, Geordie Hormel. Mr. Pinckard holds a B.B.A., Accounting from the University of Texas at Austin and a Juris Doctorate from the University of Houston.

Preston J. Shea has served as a member of our Board of Directors and as our President since February 2014 and as our Chief Executive Officer, Treasurer and Secretary since May, 2014. Mr. Shea is a member of the E-World Board of Directors, Mr. Shea has decades of expertise in the areas of business law and government regulations. Mr. Shea currently serves as a Senior Vice President of Sakha Enterprises Corp. Prior to this, Mr. Shea was the President and Secretary of Studio One Media and also served as its Chief Executive Officer. Mr. Shea practiced international immigration law and business law in Ontario, Canada, Detroit, Michigan and Phoenix, Arizona, with an emphasis on the North American Free Trade Agreement. Prior to that, he was employed by the government of Canada in various positions including Chief of Staff for the Federal Minister of the Environment, Special Assistant to the Federal Minister of International Trade, and as a Senior Investment Advisor in the Los Angeles offices of the Canadian Consulate. Mr. Shea is licensed as an Attorney in the State of Arizona and as a Barrister and Solicitor by the Law Society of Upper Canada in Ontario. He holds B.A., M.B.A. and an L.L.B.

Significant Employees

As of the date hereof, the Company has no significant employees.

INFORMATION CONCERNING THE BOARD OF DIRECTORS, BOARD COMMITTEES AND CORPORATE GOVERNANCE

BOARD COMPOSITION

Our Board of Directors currently consists of three (3) directors. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

COMMITTEES OF THE BOARD

Since the Company's Common Stock is quoted on the OTC-Pink Sheets, the Board has no immediate plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. For similar reasons, the Company has not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

BOARD MEETINGS AND STOCKHOLDER COMMUNICATIONS

The Board conducted all of its business and approved all corporate actions during the fiscal year ended June 30, 2013 by the unanimous written consent of its member, in the absence of formal board meetings.  Holders of the Company’s securities can send communications to the board via mail or telephone to the President at the Company’s principal executive offices.  The Company has not yet established a policy with respect to Board members’ attendance at the annual meetings.  A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this Information Statement.

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

Term of Office

Our directors are elected for a one-year term. Our officers are appointed by our Board of Directors and hold office until removed by the board.  All officers and directors listed below will remain in office until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors.

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

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The following table shows for fiscal years ended June 30, 2014 and 2013, respectively, certain compensation awarded or paid to, or earned by, our current and former President, Chief Executive Officer and Chief Financial Officer.

None of our executive officers earned more than $100,000 in salary and bonus for the 2013 or 2012 fiscal years. We did not grant options to acquire shares of our Common Stock to them during the period indicated.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL	FISCAL	SALARY	BONUS	STOCK AWARDS	ALL OTHER COMPENSATION	TOTAL
POSITION	YEAR	($)	($)	($)	($)	($)

Antonio Domingues (1)	2013	$—	$—	$—	$—	$—
President, Chief Financial Officer, Treasurer and Director	2012	$—	$—	$—	$—	$—

Ruy Cabrera (2)	2013	$—	$—	$—	$—	$—
Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director	2012	$—	$—	$—	$—	$—

(1)  Mr. Domingues served as our President, Treasurer and Chief Financial Officer from April 3, 2012 until May 9, 2013.

(2) Mr. Cabrera served as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary from May 8, 2013 until February 6, 2014.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended June 30, 2013 and 2012 by members of our Board of Directors.

		Fees	Stock Options	Non-Equity Incentive	Non-qualified Deferred Comp	All other	Total
Antonio Domingues (1)	2013 2012	— —	— —	— —	— —	— —	— —
Jeffrey Leuchter (2)	2013 2012	— —	— —	— —	— —	— —	— —

(1)	Mr. Domingues served as a member of our Board of Directors and an executive officer from April 3, 2012 until May 9, 2013.

(2)	Mr. Leuchter served as a member of our Board of Directors and an executive officer from May 8, 2013 until February 11, 2014.

INCENTIVE PLANS

We have not adopted a stock incentive or similar plan.

PENSION BENEFITS

There were no pension benefit plans in effect in our 2013 or 2012 fiscal years.

NONQUALIFIED DEFINED CONTRIBUTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect in 2013 or 2012 fiscal years.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officer, or any other person options to purchase shares in fiscal 2013 or 2012.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of our officers held options to purchase shares of our Common Stock during fiscal 2013 or 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Information as of June 2, 2014

The following table sets forth information regarding the beneficial ownership of the shares of our Common Stock as of May 20, 2014 by:

-	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;
-	Each of our executive officers;

-	Each of our directors; and
-	All of our executive officers and directors as a group.

As of June 2, 2013, 195,480,000 shares of our Common Stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC.   The address of each stockholder is listed in the table. There are no shares of any other class or series of stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class

Mohamed K. Karatella 140 Shorting Road Toronto, ONT M1S 356	130,000,000	66.5%
Kenneth Pinckard 350 Bay St. Suite 1300 Toronto On M5H 2S6 Chief Executive Officer	0	0%
Preston J. Shea 350 Bay St. Suite 1300 Toronto On M5H 2S6	0	0%

All directors and executive officers as a group (2 persons):	0	0%

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

In November 2013, the company paid a Company owned by Mr. Karatella, $19,093 for services rendered to and expenses incurred on behalf of the Company during 2011 and 2012 and in November 2013, paid to Mr. Karatella $4,773 for services rendered to the Company during 2011 and 2012 and expenses incurred on behalf of the Company.

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

Our Board of Directors currently consists of two (2) directors. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, Kenneth Pinckard and Preston J. Shea, would not be considered independent as each also serves as either an executive officer or employee of the Company. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

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

The following exhibits are included with this filing:

Exhibit Number	Description

3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Certificate of Amendment to Articles of Incorporation***
10.2	Share Purchase Agreement dated August 4, 2011 between MDRM Group (Canada) Ltd. (of the first part), Michalkoff Family Trust, Hrycyshyn Family Trust and Stolarchuk Family Trust (of the second part), Lumigene Technologies Inc. (of the third part) and Mark Michalkoff, Roman Hrycyshyn and Danylo Stolarchuk (of the fourth part). ****
23.1	Consent of Ronald R. Chadwick, P.C.
31	Sec. 302 Certification of CEO/CFO*
32	Sec. 906 Certification of CEO/CFO*

*	Filed herewith.
**	Included in our S-1 filing on August 23, 2010.
***	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.
****	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.

Item 14. Principal Accountant Fees and Services

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During our 2013 and 2012 fiscal years, our Board of Directors pre-approved 100% of the services described below.

The total fees charged to the company for audit services, including interim reviews by Cutler & Co., LLC were $______, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2013.

The total fees charged to the company for audit services, including interim reviews by Ronald R. Chadwick, P.C. were $______, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2013.

For the year ended June 30, 2012, the total fees charged to the company for audit services by Ronald R. Chadwick, P.C., including interim reviews was $6,700, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

The financial statements required by this item are provided in Item 8 of this report.

The following exhibits are included with this filing:

Exhibit Number	Description

3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Certificate of Amendment to Articles of Incorporation***
10.2	Share Purchase Agreement dated August 4, 2011 between MDRM Group (Canada) Ltd. (of the first part), Michalkoff Family Trust, Hrycyshyn Family Trust and Stolarchuk Family Trust (of the second part), Lumigene Technologies Inc. (of the third part) and Mark Michalkoff, Roman Hrycyshyn and Danylo Stolarchuk (of the fourth part). ****
23.1	Consent of Ronald R. Chadwick, P.C.
31	Sec. 302 Certification of CEO/CFO*
32	Sec. 906 Certification of CEO/CFO*

*	Filed herewith.
**	Included in our S-1 filing on August 23, 2010.
***	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.
****	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Modern Mobility Aids, Inc.

Toronto, Ontario,

Canada, M9W 0A2

We have audited the accompanying consolidated balance sheet of Modern Mobility Aids, Inc. (a development stage company) as of December 31, 2013 and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012, the year ended December 31, 2012 and for the period from December 19, 2007 (Inception) to December 31, 2012 were audited by another auditor who expressed an unqualified opinion on October 27, 2012. Our opinion, in so far as it relates to the period from July 20, 2010 (Inception) through December 31, 2012 is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Mobility Aids, Inc. as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (December 19, 2007) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
June 2, 2014	Cutler & Co., LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax: (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Modern Mobility Aids, Inc.

Toronto, Canada

I have audited the accompanying consolidated balance sheet of Modern Mobility Aids, Inc. (a development stage company) as of June 30, 2012, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year then ended, and for the period from December 19, 2007 (inception) through June 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Mobility Aids, Inc. as of June 30, 2012, and the consolidated results of its operations and its cash flows for the year then ended, and for the period from December 19, 2007 (inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	JUNE 30,	JUNE 30,
	2013	2012

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$-	$85
Accounts payable and accrued liabilities	140,027	142,793
Due to related parties	19,179	22,582
Loan from shareholders	360,567	301,711
Total Current Liabilities	519,773	467,171

Total Liabilities	519, 773	467,171

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding.	-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 195,480,000 shares issued and outstanding	195,480	195,480
Additional paid in capital	(130,213)	(130,213)
Deficit accumulated during the development stage	(585,040)	(532,438)

Total Stockholders' Deficit	(519,773)	(467,171)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

			Cumulative
			From Inception
			(December 19, 2007)

			Through June 30,
	2013	2012	2013
Revenues, net	$—	$—	9,506

Cost of Revenues	—	—	6,096

Gross Profit	—	—	3,410

Operating Expenses:
Accounting and audit fees	12,750	6,700	38,700
Bank charges	—	494	494
Officer compensation	—	—	6,920
Other and deposit	80	16,757	63,265
Consulting	13,082	226,335	269,357
Legal	22,509	60,149	131,182
Legal - Organization costs	—	38,205	38,980
Transfer agent	6,795	14,979	42,166

Total operating expenses	55,216	363,619	591,064

(Loss) from Operations	(55,216)	(363,619)	(587,654)

Other Income (Expense)	2,614	—	2,614

Loss Before Taxes	(52,602)	(363,619)	(585,040)

Provision for Taxes	—	—	—

Net Loss	(52,602)	(363,619)	(585,040)

Loss Per Common Share:
Basic and Diluted:	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares
Outstanding:
Basic and Diluted	195,480,000	195,480,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these audited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF MOVEMENT IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007)
THROUGH JUNE 30, 2013

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares (1)	Amount	Capital	Stage	Total

Balance - December 19, 2007	—	$—	$—	$—	$—

Net (loss) for the period	—	—	—	(1,106)	(1,106)

Balance - June 30, 2008	—	—	—	(1,106)	(1,106)

Net (loss) for the year	—	—	—	(661)	(661)

Balance - June 30, 2009	—	—	—	(1,767)	(1,767)

Common stock issued for cash at $0.00005 per share	130,000,000	130,000	(123,500)	—	6,500

Net (loss) for the year	—	—	—	(8,777)	(8,777)

Balance - June 30, 2010	130,000,000	130,000	(123,500)	(10,544)	(4,044)

Common stock issued for cash	65,480,000	65,480	(6,713)	—	58,767

Net (loss) for the year	—	—	—	(158,275)	(158,275)

Balance - June 30, 2011	195,480,000	195,480	(130,213)	(168,819)	(103,552)
Net (loss) for the year	—	—	—	(363,619)	(363,619)
Balance - June 30, 2012	195,480,000	195,480	(130,213)	(532,438)	(467,171)
Net (loss) for the year	—	—	—	(52,602)	(52,602))

Balance - June 30, 2013	195,480,000	$195,480	$(130,213)	$(585,040)	$(519,773)

(1) As retroactively restated for a 20 for 1 forward stock split in August 2011

The accompanying notes are an integral part of these audited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASHFLOWS

			Cumulative
			From Inception
	Year Ended		(December 19, 2007)
	June 30,		Through June 30,
	2013	2012	2013

Operating Activities:
Net (loss)	$(52,602)	$(363,619)	$(585,040)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Prepaid expenses	—	15,833	—
Due to related party	(2,766)		(3,403)
Accounts payable and accrued liabilities	(3,403)	105,376	158,249

	(58,771)	(242,410)	(430,194)

Net Cash (Used in) Operating Activities

Investing Activities:	—	—	—

Net Cash (Used in) Investing Activities

Financing Activities:
Bank overdraft	(85)	—	—
Contributions from related party	—	—	17,842
Proceeds from issuance of common stock	—	—	47,425
Loan from shareholders	58,856	241,186	360,567
Due to related parties	—	957	4,360

Net Cash Provided by Financing Activities	58,771	242,228	430,194

Net Increase (decrease) in Cash	—	(182)	—

Cash - Beginning of Period	—	182	—

Cash - End of Period	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM DECEMBER 19, 2007 (INCEPTION) TO JUNE 30, 2013

1.       Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Modern Mobility Aids, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 19, 2007 (Inception) under the name Glider Inc. with a business plan to sell and distribute products for mobility challenged individuals. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010 with an initial plan to distribute products for mobility challenged individuals.

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

During the period from December 19, 2007, through June 30, 2013, the Company was organized and incorporated, conducted a capital formation activity to raise $47,425 through the issuance of 195,480,000 (post forward split) shares of common stock, and realized $9,506 in revenues from sales.

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

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM DECEMBER 19, 2007 (INCEPTION) TO JUNE 30, 2013

1. Nature of Operations and Summary of Significant Accounting Policies  Cont.

Development Stage Company

The Company is a development stage company in accordance with Financial Accounting Standards Codification (“ASC”) 915 "Development Stage Entities". Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, changes in stockholders' deficit and cash flows disclose activity since the date of our Inception (December 19, 2007) as a development stage company.

Principles of Consolidation

The Company's consolidated financial statements for the year ended June 30, 2013, include the accounts of its wholly owned subsidiaries Modern Mobility Aids, Inc., an Ontario, Canada, based company and MDRM Group (Canada) Ltd. an Ontario, Canada based company. Modern Mobility Aids, Inc. was incorporated on September 2, 2009, during the year ended June 30, 2011. MDRM Group (Canada) Ltd. was incorporated on July 14, 2011. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended June 30, 2013 and 2012 and for the period from inception (December 19, 2007) through June 30, 2013.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM DECEMBER 19, 2007 (INCEPTION) TO JUNE 30, 2013

1. Nature of Operations and Summary of Significant Accounting Policies Cont.

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

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment as to whether the related deferred tax asset could be realized. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange. As of June 30, 2013, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002. Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the year ended June 30, 2013, and 2012 and for the period from inception (December 19, 2007) through June 30, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM DECEMBER 19, 2007 (INCEPTION) TO JUNE 30, 2013

1. Nature of Operations and Summary of Significant Accounting Policies Cont.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the years ended June 30, 2013, and 2012.

Stock-based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Foreign Currency Transactions

Foreign currency transaction gains and losses are recorded in the statements of operations as a component of other income (expense).

Use of Estimates and Assumptions

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

Reclassifications

Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total shareholders’ deficit.

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM DECEMBER 19, 2007 (INCEPTION) TO JUNE 30, 2013

2.       Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, and June 30, 2012, the Company had a working capital deficiency of $(516,670), and $(467,171), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

3.        Shareholder Deficit

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share, and 1,000,000 shares of preferred stock at par value of $0.001 per share.

During the year ended June 30, 2010, the Company issued 130,000,000 shares of common stock to its Directors for total proceeds of $6,500.

During the year ended June 30, 2011 the Company sold 65,480,000 common shares for total proceeds of $58,767.

On August 18, 2011, the Company implemented a 20 for 1 forward stock split whereby each shareholder of record received an additional 19 shares of common stock for every 1 share held of record. The total number of common stock issued and outstanding as of June 30, 2013 was amended for this forward stock split. All references to shares reflect the split.

As of June 30, 2013, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

As at June 30, 2013 there were 195,480,000 shares of common stock issued and outstanding.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM DECEMBER 19, 2007 (INCEPTION) TO JUNE 30, 2013

4.        Income Taxes

The provision (benefit) for income taxes for the year ended June 30, 2013 and June 30, 2012, were as follows (assuming a 15 percent effective tax rate):

	Year Ended
	June 30,
	2013	2012

Current Tax Provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal
Loss carryforwards	$8,282	$54,542
Change in valuation allowance	$(8,282)	$(54,542)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2013 and June 30, 2012 as follows:

	Year Ended
	June 30,
	2013	2012

Loss carryforwards	$585,040	$532,438
Less - Valuation allowance	(585,040)	(532,438)

Total net deferred tax assets	$-	$-

As of June 30, 2013, the Company had approximately $585,040 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended June 30, 2013 and June 30, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

5.        Shareholder Loans

The loans payable to shareholders are payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay. As of June 30, 2013, the loan consisted of $360,567 principal and accrued interest of $Nil.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM DECEMBER 19, 2007 (INCEPTION) TO JUNE 30, 2013

6.        Related Party Transactions

As of the balance sheet date there was an account payable balance to related parties in the amount of $19,179 for services provided to the Company.

In November 2013, the company paid a Company owned by Mr. Karatella, $19,093  for services rendered to and expenses incurred on behalf of the Company during 2011 and 2012 and in November 2013, paid to Mr. Karatella $4,773 for services rendered to the Company during 2011 and 2012 and expenses incurred on behalf of the Company.

7.       Subsequent Events

Mohamed K. Karatella, formerly the Company’s President, Chief Financial Officer, Treasurer, Principal Accounting Officer and the owner of 66.5% of its outstanding common stock has agreed to contribute 120,000,000 shares of the Company’s common stock to the Company to be cancelled. Mr. Karatella will not receive any compensation in connection with this transfer. After the transaction, Mr. Karatella will own 10,000,000, 13.25%, of 75,480,000 shares of common stock of the Company then outstanding.

On March 28, 2014, through a wholly-owned subsidiary incorporated under the laws of Ontario, Canada, we entered into a Memorandum of Understanding to purchase 67% of a private company with a pending application for a license from Health Canada under the recently enacted Marijuana for Medical Purposes Regulation (“MMPR”). The facilities are located in the Province of Ontario. In addition, the agreement provides that we will also acquire a 50% interest in a related private corporation which has received a “ready to build” letter from Health Canada in conjunction with a pending application for a license to conduct research on marijuana. The closing of this transaction is contingent on the issuance of the respective licenses by Health Canada.

On May 8, 2014, through a wholly-owned subsidiary formed in Ontario, Canada, we entered into an agreement to purchase 100% of a private company in the final stage of obtaining their Medical Marijuana growers license. The company, located in the Province of Ontario, owns a fully functional production facility, and is awaiting final inspection by Health Canada. The transaction includes real property and related facilities.

Under the terms of the agreement, the company will pay CDN$2.5 million at Closing with an additional CDN$2.5 million due at a deferred date. The company will also issue a warrant to the sellers to purchase up to 1 million shares of the Company shares at a 25% discount to market. The closing of the purchase is subject to receipt of a license from Health Canada under MMPR.

The Company is actively and aggressively pursuing various other opportunities relating to the medical marijuana and biopharma industries which meet its investment criteria. To this end, we have entered into letters of intent to purchase controlling interests in two other private companies each in the final stages of obtaining their Medical Marijuana growers license. The actual terms and conditions of these two proposed transactions will be disclosed at such time as the Company has entered into definitive agreements on the matters.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through May 20, 2014, the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

 Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Preston J. Shea

_____________________________________	_____________________
/s/ [President, Chief Financial Officer,	Date: May __, 2014
Treasurer, Principal Accounting Officer, and Secretary]

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons on September 24, 2012 in the capacities and on the dates indicated:

Signature	Title

/s/ Preston J. Shea	President, Chief Financial Officer, Treasurer, Secretary and Director
Preston J. Shea

/s/ Kenneth Pinckard	Chief Executive Officer and Director
Kenneth Pinckard