Form 10-K/A
period 2013-06-30
Modern Mobility Aids, Inc.
filed 2014-06-20
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTES:

The purpose of this Amendment No. 1 to Modern Mobility Aids Inc.’s Form 10-K for the fiscal year ended June 30, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission on June 03, 2014, is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T.

Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K reports no changes to any financial information and provides only formatting changes and continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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

As of June 2, 2014, 195,480,000 shares of our Common Stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC.   The address of each stockholder is listed in the table. There are no shares of any other class or series of stock issued and outstanding.

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

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM DECEMBER 19, 2007 (INCEPTION) TO JUNE 30, 2013

2.       Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, and June 30, 2012, the Company had a working capital deficiency of $(519,773), and $(467,171), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

/s/ Preston J. Shea

_____________________________________	_____________________
/s/ [President, Chief Financial Officer,	Date: June 2, 2014
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