Form 10-Q
period 2013-09-30
Modern Mobility Aids, Inc.
filed 2014-06-26
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 24, 2014
Common Stock, $0.001 par value	75,480,000

MODERN MOBILITY AIDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 AND THE PERIOD FROM DECEMBER 19, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

(Unaudited)

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited), and June 30, 2012 (audited)	4
Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2013 and 2012, and the period from December 19, 2007 (Inception) to September 30, 2013 (unaudited)	5
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the period from December 19, 2007 (Inception) to September 30, 2013	6
Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2013 and 2012 and for the period from December 19, 2007 (Inception) to September 30, 2013 (unaudited)	7
Notes to Condensed Consolidated Unaudited Financial Statements	8

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	SEPTEMBER 30,	JUNE 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$43	$—
Accounts payable and accrued liabilities	150,628	140,027
Due to related parties	19,179	19,179
Loan from shareholders	360,998	360,567
Total current liabilities	530,548	519,773

Total Liabilities	530,548	519,773

Stockholders' Deficit:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized issued and outstanding	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 195,480,000 shares issued and outstanding	195,480	195,480
Additional paid in capital	(130,213)	(130,213)
(Deficit) accumulated during the development stage	(595,815)	(585,040)
Total stockholders' deficit	(530,548)	(519,773)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012, AND FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)
	Three Months Ended			Cumulative From Inception (December 19, 2007)
	September 30,			Through September 30,
	2013		2012	2013
Revenues, net	$—		$—	$9,506
Cost of Revenues	—		—	6,096
Gross Profit	—		—	3,410
Expenses:
Accounting and audit fees	5,500		—	44,200
Bank charges	52		—	546
Officer compensation	—		—	6,920
Other and deposit	330		—	63,595
Consulting	—		—	269,357
Legal	—		—	131,182
Legal - Organization costs	—		—	38,980
Transfer agent	3,125		—	45,291
Total operating expenses	(9,007)		—	600,071

(Loss) from Operations	(9,007)		—	596,661

Other Income (Expense)	(1,768)		—	(846)
(Loss) before Income Taxes	(10,775)		—	(595,815)

Provision for Income Taxes	—		—	—

Net (Loss)	$(10,775)		$—	$(595,815)

(Loss) Per Common Share - Basic and Diluted	$(0.00)	*	$—

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	195,480,000		195,480,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007) TO SEPTEMBER 30, 2013
(UNAUDITED)
				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares (1)	Amount	Capital	Stage	Total

Balance - December 19, 2007	—	$—	$—	$—	$—
Net (loss) for the period	—	—	—	(1,106)	(1,106)
Balance - June 30, 2008 - audited	—	—	—	(1,106)	(1,106)
Net (loss) for the year	—	—	—	(661)	(661)
Balance - June 30, 2009 - audited	—	—	—	(1,767)	(1,767)
Common stock issued for cash at $0.00005 per share	130,000,000	130,000	(123,500)	—	6,500
Net (loss) for the year	—	—	—	(8,777)	(8,777)
Balance - June 30, 2010 - audited	130,000,000	130,000	(123,500)	(10,544)	(4,044)
Contribution from related party	—	—	17,842	—	17,842
Common stock issued for cash at $0.000625 per share	65,480,000	65,480	(24,555)	—	40,925
Net (loss) for the year	—	—	—	(158,275)	(158,275)
Balance - June 30, 2011 - audited	195,480,000	195,480	(130,213)	(168,819)	(103,552)
Net (loss) for the year	—	—	—	(363,619)	(363,619)
Balance - June 30, 2012 - audited	195,480,000	195,480	(130,213)	(532,438)	(467,171)
Net (loss) for the year	—	—	—	(52,602)	(52,602)
Balance - June 30, 2013 –audited	195,480,000	195,480	(130,213)	(585,040)	(519,773)
Net (loss) for the period	—	—	—	(10,775)	(10,775)
Balance – September 30, 2013 - unaudited	195,480,000	$195,480	$(130,213)	$(595,815)	$(530,548)
(1) As retroactively restated for a 20 for 1 forward stock split in August 2011

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 AND THE PERIOD FROM DECEMBER 19, 2007 (INCEPTION) TO SEPTEMBER 30, 2013
(Unaudited)

	Three Months Ended September 30,		Cumulative From Inception (December 19, 2007) Through Sept 30,
	2013	2012	2013

Operating Activities:
Net (loss)	$(10,775)	$—	$(595,815)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Prepaid expenses	—	—	(3,403)
Due to related party
Accounts payable and accrued liabilities	10,301	(3,195)	168,550

Net Cash (Used in) Operating Activities	(474)	(3,195)	(430,668)

Investing Activities:
Purchases of property and equipment	—	—	—

Net Cash (Used in) Investing Activities	—	—	—

Financing Activities:
Bank overdraft	43	—	43
Contributions from related party	—	—	17,842
Proceeds from issuance of common stock	—	—	47,425
Loan from shareholders	431	3,195	360,998
Due to related parties	—	—	4,360

Net Cash Provided by Financing Activities	474	3,195	430,688

Net Increase (decrease) in Cash	—	—	—

Cash - Beginning of Period	—	—	—

Cash - End of Period	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 AND THE PERIOD FROM

DECEMBER 19, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

1.	Summary of Significant Accounting Policies

Basis of Presentation and Organization

Modern Mobility Aids, Inc. (the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on December 19, 2007 (“Inception”) under the name Glider Inc. with a business plan to sell and distribute products for mobility challenged individuals. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010 with an initial plan to distribute products for mobility challenged individuals.

In May of 2011, the business focus of the Company evolved with a rapid expansion strategy in the life sciences and healthcare industry.  A mandate was created to acquire companies within the biopharma sector, targeting innovative research and development as well as scalable manufacturing capacity in three niche market segments:

1.	CRAM – Contract Research and Manufacturing for Life Sciences Companies
2.	HEALTHCARE INNOVATION – Novel Drug and Device Delivery Format Packaging
3.	BIOPHARMA PARTNERSHIPS – Strategic Development and Production Alliances

The Company has abandoned its historic business of distributing products for mobility challenged individuals which has generated little operating revenue and has had limited operations to date. Its Board of Directors has determined that the Company will seek to acquire business assets or stock in companies in the biopharma sector that either have existing operations or are in the development stage with the potential for successful operations.

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended June 30, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013 included in our Form 10-K filed with the SEC.

Principles of Consolidation

The Company's consolidated financial statements for the three months ended September 30, 2013, include the accounts of its wholly owned subsidiaries Modern Mobility Aids, Inc. and MDRM Group (Canada) Ltd. both Ontario, Canada based company. Modern Mobility Aids, Inc. was incorporated on September 2, 2009 and MDRM Group (Canada) Ltd. was incorporated on July 14, 2011. All significant intercompany balances and transactions have been eliminated on consolidation.

Development Stage Company

The Company is a development stage company in accordance with Financial Accounting Standards Codification (“ASC”) 915 "Development Stage Entities". Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of our Inception (December 19, 2007) as a development stage company.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive debt or equity instruments issued or outstanding for the three month periods ended September 30, 2013 and 2012.

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

 Income Taxes continued

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange. As of September 30, 2013, the carrying value of the Company’s financial instruments comprising bank overdraft, accounts payable and accruals, due to related parties and loan from shareholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002. Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. During the three month periods ended September 30, 2013, and 2012, the Company did not own any long-lived assets.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur any advertising or promotion costs during the three month periods ended September 30, 2013, and 2012.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2013 the Company has not issued any stock-based payments to its employees.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2014 presentation. The reclassifications had no effect on net loss, total assets, or total stockholders’ deficit.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

2.	Development Stage Activities and Going Concern

The Company is in the development stage. During the period from December 19, 2007 (Inception) through September 30, 2013, the Company was organized and incorporated, conducted a capital formation activity to raise $47,425 through the issuance of 195,480,000 (post forward split) shares of common stock, and realized $9,506 in revenues from sales.

During the year ended June 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company sold 65,480,000 (post forward split) common shares at $0.000625 per share for total proceeds of $40,925 pursuant to this Registration Statement. Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

The Company has abandoned its historic business of distributing products for mobility challenged individuals which has generated little operating revenue and has had limited operations to date. Its Board of Directors has determined that the Company will seek to acquire business assets or stock in companies in the biopharma sector that either have existing operations or are in the development stage with the potential for successful operations. The Company will require financing to make such acquisitions. There can be no assurance it can secure such financing or that it will be able to make such acquisitions even if financing is available. Moreover, even if it acquires business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

While management of the Company believes that the Company will be successful in its planned operating activities under its new business plan and capital formation activities, there can be no assurance that it will be successful in implementation of its new business plan or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2013, and June 30, 2013, the Company had a working capital deficiency of $(530,548), and $(519,773), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

3.	Due to Related Parties

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of the balance sheet date there was a balance to related parties in the amount of $19,179 for services provided to the Company.

In November 2013, the Company paid $19,093 to a Company owned by Mr. Karatella for services rendered to and expenses incurred on behalf of the Company during 2011 and 2012 and in November 2013, paid directly to Mr. Karatella $4,773 for services rendered to the Company during 2011 and 2012 and expenses incurred on behalf of the Company.

4.	Shareholder Loans

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of September 30, 2013, the shareholder loan consisted of $360,998 principal and accrued interest of $Nil. The loans payable is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay.

5.	Capital Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share, and 1,000,000 shares of preferred stock at par value of $0.001 per share.

Preferred Stock

No shares of preferred stock were issued and outstanding during the three months ended September 30, 2013 and 2012.

Common Stock

During the year ended June 30, 2010, the Company issued 130,000,000 (post forward split) shares of common stock at $0.00005 per share to its Directors for total proceeds of $6,500.

During the year ended June 30, 2011 the Company sold 65,480,000 (post forward split) common shares at $0.000625 per share for total proceeds of $58,767.

On August 18, 2011, the Company implemented a 20 for 1 forward stock split whereby each shareholder of record received an additional 19 shares of common stock for every 1 share held of record. The total number of common stock issued and outstanding since December 19, 2007 (Inception) have been restated for this forward stock split.

As at September 30, 2013 there were 195,480,000 shares of common stock issued and outstanding.

As of September 30, 2013, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

6.	Income Taxes

The provision (benefit) for income taxes for the three months ended September 30, 2013 and 2012, were as follows (assuming a 15 percent effective tax rate):

	Three Months Ended September 30,
	2013	2012
Current Tax Provision:
Federal
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal
Loss carryforwards	$1,617	$—
Change in valuation allowance	(1,617)	(-)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of September 30, 2013 and June 30, 2013 as follows:

	September 30, 2013	June 30, 2013
Loss carryforwards	$595,815	$585,040
Less - Valuation allowance	(595,815)	(585,040)

Total net deferred tax assets	$—	$—

As of September 30, 2013, the Company had approximately $595,815 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended September 30, 2013 and June 30, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

7.	Subsequent Events

In November 2013, Mohamed K. Karatella, formerly the Company’s President, Chief Financial Officer, Treasurer, Principal Accounting Officer and the owner of 66.5% of its outstanding common stock has agreed to contribute 120,000,000 shares of the Company’s common stock to the Company to be cancelled. Mr. Karatella will not receive any compensation in connection with this transfer. After the transaction, Mr. Karatella will own 10,000,000, 13.25%, of 75,480,000 shares of common stock of the Company then outstanding.

The Company has entered into a Memorandum of Understanding and an agreement to acquire two business in its targeted sector of biopharma partnerships – strategic development and production alliances within the biopharma sector:

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

The Company is actively and aggressively pursuing various other opportunities within the biopharma sector which meet its investment criteria. To this end, we have entered into letters of intent to purchase controlling interests in two other private companies each in the final stages of obtaining their Medical Marijuana growers license. The actual terms and conditions of these two proposed transactions will be disclosed at such time as the Company has entered into definitive agreements on the matters.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through June 24, 2014 the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

We have generated revenues of $9,506 since December 19, 2007 (Inception) through September 30, 2013 and have incurred $600,071 in operating expenses through September 30, 2013.

The following table provides selected financial data about our Company as at September 30, 2013 and June 30, 2013.

Balance Sheet Data:	09/30/13	06/30/13
Cash	$0	$0
Total assets	$0	$0
Total liabilities	$530,548	$519,773
Shareholders' equity	$(530,548)	$(519,773)

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

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the three month periods ended September 30, 2013, and 2012, include the accounts of its two wholly owned subsidiary companies Modern Mobility Aids, Inc., and MDRFM Group (Canada) Ltd., both Ontario, Canada, based companies.

The Company to date has funded its initial operations through the issuance of 195,480,000 shares of common stock for net proceeds of $47,425, receipts from sales of $9,506, $19,179 from contributions by a related party and $360,998 by loan to us by our shareholders.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and, or, to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal operations when they come due, in their report on our financial statements for the year ended June 30, 2013 and 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current cash balance as at September 30, 2013 is $0. We expect to experience a shortage of funds. Our shareholders have been lending us funds to enable us to pay our operating expenses. There are no formal binding commitments or binding arrangements with them to advance or loan funds. There are no terms regarding repayment of any loans or capital contribution. If shareholders do not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

The Company has abandoned its historic business of distributing products for mobility challenged individuals which has generated little operating revenue and has had limited operations to date. Our Board of Directors has determined that the Company will seek to acquire business assets or stock in companies in the biopharma sector that either have existing operations or are in the development stage with the potential for successful operations. We will require financing to make such acquisitions. There can be no assurance we can secure such financing or that we will be able to make such acquisitions even if financing is available. Moreover, even if we acquire business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

Results of Operations

For the three months ended September 30, 2013 compared to three months ended September 30, 2012

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our two wholly owned Canadian subsidiary companies. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

During the three months ended September 30, 2013 and 2012 we generated no revenue reflecting our status as a development stage company..

Operating Expenses

During the three months ended September 30, 2013, we incurred operating expenses of $10,775 compared to $0 in the same quarter of 2012. During the three months ended September 30, 2013, we incurred $5,500 for accounting and audit fees, $3,125 for transfer agent fees, $330 for miscellaneous expenses and $1,768 in foreign exchange loss. By comparison, during the three months ended September 30, 2012, because of lack of funding, the Company incurred no operating expenses at all.

Losses

During the three month period ended September 30, 2013 we incurred losses of $10,775 compared with $0 in losses during the three month period ended September 30, 2012 due to the factors discussed above.

Liquidity and Capital Resources

Since December 19, 2007 (Inception), we have sold 130,000,000 shares of common stock $0.00005 per share to our Directors for total proceeds of $6,500. During the twelve months ended June 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 65,480,000 common shares at $0.000625 per share for total proceeds of $40,925 pursuant to the Registration Statement.

We have incurred $595,661 in operating losses since December 19, 2007 (Inception). As of September 30, 2013, we had $0 in cash compared to $0 at June 30, 2013.  As of September 30, 2013, we had a working capital deficiency of $530,548, compared to a working capital deficiency of $519,773 as of June 30, 2013.

Operating activities

Net cash used in operating activities for the three months ended September 30, 2013 was $474, compared with net cash used in operating activities of $3,195 for the same period of prior year.  During the three months ended September 30, 2103 the Company incurred a loss of $10,775 which was largely offset for cash flow purposes by an increase in accounts payable of $10,300. By comparison, during the three months ended September 30, 2012 we recognized neither a gain nor loss but used $3,195 in payment of accounts payable.

Investing Activities

No cash was generated by or used in investing activities during the three months ended September 30, 2013 and 2012.

Financing Activities

Net cash provided from financing activities during the three months ended September 30, 2013 was $474 compared to $3,195 provided by financing activities in the three months ended September 30, 2012. During the three months ended September 30, 2013, we received $43 from a bank overdraft and $431 by way of loan from a shareholder, By comparison, during the three months ended September 30, 2012, we received $3,195 by way of loan from a shareholder.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended September 30, 2013, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013, because there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, through that evaluation, our management identified a material weakness in our internal control over financial reporting as a result of (i) inadequate personnel for documenting and execution of processes related to accounting for transactions; (ii) inadequate segregation of duties due to the lack of qualified accounting department personnel; and (iii) a lack of experienced personnel with relevant accounting experience, due to our limited financial resources. These deficiencies have resulted in, among other things, at times us being unable to provide timely account reconciliations. In order to address these issues, we will need to hire qualified employees or retain qualified individuals with the relevant accounting experience. We have to date been unable to implement remediation actions due to the lack of financial resources to do so. Our management intends to implement policies and procedures to remediate the material weakness the Company’s control over financial reporting when it has the financial resources to do so. Our remediation efforts to address this material weakness will include, among other things, hiring additional qualified personnel and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure this material weakness in the future. If this material weakness is not remediated or cured, then this deficiency in internal control over financial reporting could continue to adversely affect the timing and accuracy of our financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended September 30, 2013 or 2012 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No sales of unregistered equity securities were completed in the three month periods ended September 30, 2013 or 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three month periods ended September 30, 2013 or 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

June 24, 2014

MODERN MOBILITY AIDS INC.

By:	/s/ Kenneth Pinckard
Kenneth Pinckard
Chief Executive Officer and Director

By:	/s/ Preston J. Shea
Preston J. Shea
President, Chief Financial Officer and Chief Accounting Officer