Form 10-Q
period 2013-12-31
Modern Mobility Aids, Inc.
filed 2014-07-11
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-168983

Modern Mobility Aids, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27- 4677038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350-1 First Canadian Place, Toronto. Ontario. Canada	M5X 1C1
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (416) 642-2593

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

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 9, 2014
Common Stock, $0.001 par value	75,480,000

MODERN MOBILITY AIDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM DECEMBER 19, 2007 (INCEPTION) TO DECEMBER 31, 2013

(Unaudited)

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited), and June 30, 2013 (audited)	4
Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2013 and 2012, and the period from December 19, 2007 (Inception) to December 31, 2013 (unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 19, 2007 (Inception) to December 31, 2013	6
Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2013 and 2012 and for the period from December 19, 2007 (Inception) to December 31, 2013 (unaudited)	7
Notes to Condensed Consolidated Unaudited Financial Statements	8

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	DECEMBER 31,	JUNE 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$171,189	140,027
Due to related parties	25,171	19,179
Loan from shareholders	363,275	360,567
Total current liabilities	559,635	519,773

Total Liabilities	559,635	519,773

Stockholders' Deficit:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized issued and outstanding	-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 75,480,000 shares issued and outstanding	75,480	195,480
Additional paid in capital	(10,213)	(130,213)
(Deficit) accumulated during the development stage	(624,902)	(585,040)
Total stockholders' deficit	(559,635)	(519,773)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS PERIOD ENDED DECEMBER 31, 2013 AND 2012, AND FOR THE PERIOD FROM
INCEPTION (DECEMBER 19, 2007) THROUGH DECEMBER 31, 2013
(UNAUDITED)
					Cumulative From Inception
	Three Months Ended		Six Months Ended		(December 19, 2007)
	December 31,		December 31,		Through December 31
	2013	2012	2013	2012	2013

Revenues, net	$-	$-	$-	$-	$9,506
Cost of Revenues	-	-	-	-	6,096
Gross Profit	-	-	-	-	3,410

Operating Expenses:
Accounting and audit fees	9,436	5,950	14,936	5,950	53,636
Bank charges	40	-	84	-	586
Officer compensation	-	-	-	-	6,920
Other and deposit	19	-	357	-	63,614
Consulting	13,838	658	15,213	658	283,195
Legal	6,544	-	6,544	-	137,726
Legal - Organization costs	-	-	-	-	38,980
Transfer agent	1,650	2,242	3,400	2,242	46,941
Total operating expenses	31,527	8,850	40,534	8,850	631,598

(Loss) from Operations	(31,527)	(8,850)	(40,534)	(8,850)	(628,188)

Other Income (Expense)	2,440	-	672	-	3,286

(Loss) before Income Taxes	(29,087)	(8,850)	(39,862)	(8,850)	(624,902)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(29,087)	$(8,850)	$(39,862)	$(8,850)	$(624,902)

(Loss) Per Common Share - Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares
Outstanding- Basic and Diluted	144,610,435	195,480,000	170,045,217	195,480,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007) TO DECEMBER 31, 2013
(UNAUDITED)
				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares (1)	Amount	Capital	Stage	Total

Balance - December 19, 2007	-	$-	$-	$-	$-
Net (loss) for the period	-	-	-	(1,106)	(1,106)
Balance - June 30, 2008 - audited	-	-	-	(1,106)	(1,106)
Net (loss) for the year	-	-	-	(661)	(661)
Balance - June 30, 2009 - audited	-	-	-	(1,767)	(1,767)
Common stock issued for cash at $0.00005 per share	130,000,000	130,000	(123,500)	-	6,500
Net (loss) for the year	-	-	-	(8,777)	(8,777)
Balance - June 30, 2010 - audited	130,000,000	130,000	(123,500)	(10,544)	(4,044)
Contribution from related party	-	-	17,842	-	17,842
Common stock issued for cash at $0.000625 per share	65,480,000	65,480	(24,555)	-	40,925
Net (loss) for the year	-	-	-	(158,275)	(158,275)
Balance - June 30, 2011 - audited	195,480,000	195,480	(130,213)	(168,819)	(103,552)
Net (loss) for the year	-	-	-	(363,619)	(363,619)
Balance - June 30, 2012 - audited	195,480,000	195,480	(130,213)	(532,438)	(467,171)
	-	-	-	(52,602)	(52,602)
Net (loss) for the year
Balance - June 30, 2013 –audited	195,480,000	195,480	(130,213)	(585,040)	(519,773)
Cancellation of common stock	(120,000,000)	(120,000)	120,000	-	-
Net (loss) for the period	-	-	-	(39,862)	(39,862)
Balance – December 31, 2013 - unaudited	75,480,000	$75,480	$(10,213)	$(624,902)	$(559,635)

(1) As retroactively restated for a 20 for 1 forward stock split in August 2011.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTH PERIODS ENDED
DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM DECEMBER 19, 2007 (INCEPTION) TO
December 31, 2013
(Unaudited)
			Cumulative
			From Inception
	Six Months Ended		(December 19, 2007)
	December 31,		Through Sept 30,
	2013	2012	2013
Operating Activities:
Net (loss)	$(39,862)	$(8,850)	$(624,902)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts payable and accrued liabilities	31,162	(19,295)	171,189

Net Cash (Used in) Operating Activities	(8,700)	(28,145)	(453,713)

Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-	-

Financing Activities:
Contributions from related party	-	-	17,842
Proceeds from issuance of common stock	-	28,145	47,425
Loan from shareholders	2,708	-	363,275
Due to related parties	5,992	-	25,171

Net Cash Provided by Financing Activities	8,700	28,145	453,713

Net Increase (decrease) in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM

DECEMBER 19, 2007 (INCEPTION) TO DECEMBER 31, 2013

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Modern Mobility Aids, Inc. (the “Company,” “we,” “us” or “our”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on December 19, 2007 (“Inception”) under the name Glider Inc. with a business plan to sell and distribute products for mobility challenged individuals. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010 with an initial plan to distribute products for mobility challenged individuals.

The Company has abandoned its historic business of distributing products for mobility challenged individuals which has generated little operating revenue and has had limited operations to date and is now focused on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada. We plan to acquire or invest in multiple licensed producers in Canada and the U.S. The Company will require financing to make such acquisitions. There can be no assurance it can secure such financing or that it will be able to make such acquisitions even if financing is available. Moreover, even if it acquires business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ended June 30, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013 included in our Form 10-K filed with the SEC.

Principles of Consolidation

The Company's consolidated financial statements for the three and six month periods ended December 31, 2013, include the accounts of its two wholly owned subsidiaries, Modern Mobility Aids, Inc. and MDRM Group (Canada) Ltd., both Ontario, Canada based companies. Modern Mobility Aids, Inc. was incorporated on September 2, 2009 and MDRM Group (Canada) Ltd. was incorporated on July 14, 2011. All significant intercompany balances and transactions have been eliminated on consolidation.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM

DECEMBER 19, 2007 (INCEPTION) TO DECEMBER 31, 2013

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive debt or equity instruments issued or outstanding during the three and six month periods ended December 31, 2013 and 2012.

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

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM

DECEMBER 19, 2007 (INCEPTION) TO DECEMBER 31, 2013

Income Taxes Continued

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange. As of December 31, 2013, the carrying value of the Company’s financial instruments comprising accounts payable and accruals, due to related parties and loan from shareholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002. Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. During the three and six month periods ended December 31, 2013, and 2012, the Company did not own any long-lived assets.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur any advertising or promotion costs during the three and six month periods ended December 31, 2013, and 2012.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM

DECEMBER 19, 2007 (INCEPTION) TO DECEMBER 31, 2013

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2013 the Company has not issued any stock-based payments to its employees.

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

2.             Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, and June 30, 2013, the Company had a working capital deficit of $(559,635), and $(519,773), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM

DECEMBER 19, 2007 (INCEPTION) TO DECEMBER 31, 2013

The Company has abandoned its historic business of distributing products for mobility challenged individuals which has generated little operating revenue and has had limited operations to date and is now focused on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada. We plan to acquire or invest in multiple licensed producers in Canada and the U.S. The Company will require financing to make such acquisitions. There can be no assurance it can secure such financing or that it will be able to make such acquisitions even if financing is available. Moreover, even if it acquires business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

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

As of December 31, 2013 there was a balance to related parties in the amount of $25,171 for services provided to the Company.

In November 2013, the Company paid $19,093 to a Company owned by Mr. Karatella for services rendered to and expenses incurred on behalf of the Company during 2011 and 2012 and in November 2013, paid directly to Mr. Karatella $4,773 for services rendered to the Company during 2011 and 2012 for expenses incurred on behalf of the Company.

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

As of December 31, 2013, the shareholder loan consisted of $363,275 principal and accrued interest of $Nil. The loan payable is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM

DECEMBER 19, 2007 (INCEPTION) TO DECEMBER 31, 2013

5.             Capital Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share, and 1,000,000 shares of preferred stock at par value of $0.001 per share.

Preferred Stock

No shares of preferred stock were issued and outstanding during the three and six months ended December 31, 2013 and 2012.

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

On November 22, 2013, Mohamed K. Karatella, formerly the Company’s President, Chief Financial Officer, Treasurer, Principal Accounting Officer and the owner of 66.5% of its outstanding common stock agreed to contribute 120,000,000 shares of the Company’s common stock to the Company to be cancelled. Mr. Karatella did not receive any compensation in connection with this transfer. After the transaction, Mr. Karatella owned 10,000,000 shares, 13.25%, of 75,480,000 shares of common stock of the Company then outstanding.

As at December 31, 2013 there were 75,480,000 shares of common stock issued and outstanding.

As of December 31, 2013, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

6.             Income Taxes

The provision (benefit) for income taxes for the six months ended December 31, 2013 and 2012, were as follows (assuming a 15 percent effective tax rate):

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM

DECEMBER 19, 2007 (INCEPTION) TO DECEMBER 31, 2013

	Six Months Ended
	December 31,
	2013	2012
Current Tax Provision:
Federal
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal
Loss carry forwards	$4,363	$1,328
Change in valuation allowance	(4,363)	(1,328)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2013 and June 30, 2013 as follows:

	December 31,	June 30,
	2013	2013
Loss carryforwards	$624,902	$585,040
Less - Valuation allowance	(624,902)	(585,040)
Total net deferred tax assets	$-	$-

As of December 31, 2013, the Company had approximately $624,902 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

7.             Subsequent Events

The Company has entered into a Memorandum of Understanding and two agreements with two business in its targeted strategy to exploit the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada:

On June 27, 2014 the Company entered into an agreement with DYMA INC., a company incorporated in the Province of Ontario that previously operated a 6000 sq. ft facility under MMAR and is pending a license from Health Canada under MMPR. The Company purchased 308,000 shares of DYMA INC common stock at $0.75 per share representing approximately 14% of the DYMA INC's stock when a current offering is fully subscribed. The highly experienced owners and management of DYMA INC. are actively assisting the MDMR in further assessing and building-out other targeted acquisitions.

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM

DECEMBER 19, 2007 (INCEPTION) TO DECEMBER 31, 2013

On May 8, 2014, through a wholly-owned subsidiary formed in Ontario, Canada, we entered into an agreement to purchase 100% of a private company in the final stage of obtaining their Medical Marijuana growers license. The company, located in the Province of Ontario, owns a fully functional production facility, and is awaiting final inspection by Health Canada, the federal department responsible for administering the healthcare system in Canada. The transaction includes real property and related facilities. Under the terms of the agreement, the Company will pay CDN$2.5 million at Closing with an additional CDN$2.5 million due at a deferred date. The Company will also issue a warrant to the sellers to purchase up to 1 million shares of the Company shares at a 25% discount to market. The closing of the purchase is subject to receipt of a license from Health Canada under MMPR.

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

The Company is actively and aggressively pursuing various other opportunities within the medical marijuana sector. To this end, we have entered into letters of intent to purchase controlling interests in two other private companies each in the final stages of obtaining their Medical Marijuana growers license. The actual terms and conditions of these two proposed transactions will be disclosed at such time as the Company has entered into definitive agreements on the matters.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through July 9, 2014 the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

We have generated revenues of $9,506 since December 19, 2007 (Inception) through December 31, 2013 and have incurred $628,188 in operating expenses through December 31, 2013.

The following table provides selected financial data about our Company as at December 31, 2013 and June 30, 2013.

Balance Sheet Data:	12/31/2013	6/30/2013
Cash	$0	$0
Total assets	$0	$0

Total liabilities	$559,635	$519,773
Shareholders' equity	$(559,635)	$(519,773)

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

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the three and six month periods ended December 31, 2013, and 2012, include the accounts of its two wholly owned subsidiary companies Modern Mobility Aids, Inc., and MDRFM Group (Canada) Ltd., both Ontario, Canada, based companies.

The Company to date has funded its initial operations through the issuance of 195,480,000 shares of common stock for net proceeds of $47,425, $17,842 in capital contributions from a related party, receipts from sales of $9,506, $25,171 by way of loans from related parties and $363,275 by loan to us by our shareholders.

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

Our current cash balance as at December 31, 2013 is $0. We expect to experience a shortage of funds. Our shareholders have been lending us funds to enable us to pay our operating expenses. There are no formal binding commitments or binding arrangements with them to advance or loan funds. There are no terms regarding repayment of any loans or capital contribution. If shareholders do not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

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

The Company is focused on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada effective April 1, 2014. We decided on a strategy to acquire controlling positions in value added companies while allowing them to keep their integrity and entrepreneurial spirit. These firms would have or would imminently acquire production licenses under the new regime and will operate through one of the Company’s wholly owned subsidiary companies, MDRM Group (Canada) Ltd. We will also consider investing in licensed producers in the U.S. as well as suppliers to the industry.

The market for medical marijuana in Canada is tightly controlled by and subject to regulation, including Marijuana for Medical Purposes Regulations (“the MMPR”) and Controlled Drugs and Substances Acts (“the CDSA”). Health Canada, the federal department responsible for administering the health care system in Canada, revised its policy for the production and dispensing of medical marijuana under the MMPR will be both disruptive and beneficial for producers and consumers, transforming the current industry into one of commercial scale. The commercialization of the industry is new and thus offers exceptional opportunities for growth and wealth creation. Our business model is based on selling many varieties of high quality medical marijuana with recurring sales to a rapidly growing patient base. Health Canada statistics indicate a current patient base of 38,000 consuming 190,000 kg of medical marijuana per year and projects that number to grow to 480,000 by 2024.

We plan to acquire or invest in multiple licensed producers in Canada and the U.S. This plan will give us access to a wide variety of strains to enable us to better match customers with the strains that are appropriate for their respective ailments. Health Canada’s two overriding concerns in the issuing of licenses are Security and Quality Assurance. Our strategy is to add three other priorities, Marketing, Customer Care, and Innovation. The cornerstone of this strategy is to build a world class E-Commerce site coupled with a comprehensive social media-marketing program. This will be combined with the second key element of our strategy which is to reach doctors through direct and indirect outreach. To this end we are building an advisory board made up of medical and regulatory professionals who will spearhead the recruitment of other medical and academic thought leaders to support our outreach to medical practitioners.

Results of Operations

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our two wholly owned Canadian subsidiary companies. All significant intercompany balances and transactions have been eliminated on consolidation.

For the three months ended December 31, 2013 compared to three months ended December 31, 2012

Revenue

During the three months ended December 31, 2013 and 2012 we generated no revenue reflecting our status as a development stage company.

Operating Expenses

During the three months period ended December 31, 2013, we incurred operating expenses of $31,527 compared to $8,850 in the same period of 2012. During the three months ended December 31, 2013, we incurred $9,436 for accounting and audit fees, $13,838 for consulting fees, $6,544 for legal fees, $1,650 for transfer agent fees, and $2,440 in foreign exchange gain. By comparison, during the three months period ended December 31, 2012, the Company incurred $5,950 for accounting and audit, $658 for consulting fees and $2,242 for transfer agent fees. The increase in expenses is mainly attributable to increased operational activities during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

Losses

During the three months period ended December 31, 2013 we incurred losses of $29,087 compared with $8,850 in losses during the same period of 2012 due to the factors discussed above.

For the six months ended December 31, 2013 compared to six months ended December 31, 2012

Revenue

During the six months ended December 31, 2013 and 2012 we generated no revenue reflecting our status as a development stage company.

Operating Expenses

During the period ended December 31, 2013, we incurred operating expenses of $40,534 compared to $8,850 in the same period of 2012. During the six months ended December 31, 2013, we incurred $14,936 for accounting and audit fees, $15,213 for consulting fees, $6,544 for legal fees, $3,400 for transfer agent fees, $357 for miscellaneous expenses and $672 in foreign exchange gain. By comparison, during the six months ended December 31, 2012, the Company incurred $5,950 for accounting and audit, $658 for consulting fees and $2,242 for transfer agent fees.

Losses

During the six month period ended December 31, 2013 we incurred losses of $39,862 compared with $8,850 in losses during the six month period ended December 31, 2012 due to the factors discussed above.

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

We have incurred $628,188 in operating losses since December 19, 2007 (Inception). As of December 31, 2013, we had $0 in cash compared to $0 at June 30, 2013.  As of December 31, 2013, we had a working capital deficit of $559,635, compared to a working capital deficit of $519,773 as of June 30, 2013.

Operating activities

Net cash used in operating activities for the six months ended December 31, 2013 was $8,700, compared with net cash used in operating activities of $28,145 for the same period of prior year.  During the six months ended December 31, 2013 the Company incurred a loss of $31,527 which was largely offset for cash flow purposes by an increase in accounts payable of $31,162. By comparison, during the six months ended December 31, 2012 the Company incurred a loss of $8,850 and used $28,145 in operating activities as it paid $19,295 to reduce the balance of accounts payable and accrued liabilities outstanding.

Investing Activities

No cash was generated by or used in investing activities during the six months ended December 31, 2013 and 2012.

Financing Activities

Net cash provided from financing activities during the six months ended December 31, 2013 was $8,700 compared to $28,145 provided by financing activities during the same period of 2012. During the six months ended December 31, 2013, we received $2,708 by way of loan from a shareholder and $5,992 from related parties. By comparison, during the six months ended December 31, 2012, we received $28,145 from the sale of shares of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the three and six months ended December 31, 2013, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013, because there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, through that evaluation, our management identified a material weakness in our internal control over financial reporting as a result of (i) inadequate personnel for documenting and execution of processes related to accounting for transactions; (ii) inadequate segregation of duties due to the lack of qualified accounting department personnel; and (iii) a lack of experienced personnel with relevant accounting experience, due to our limited financial resources. These deficiencies have resulted in, among other things, at times us being unable to provide timely account reconciliations. In order to address these issues, we will need to hire qualified employees or retain qualified individuals with the relevant accounting experience. We have to date been unable to implement remediation actions due to the lack of financial resources to do so. Our management intends to implement policies and procedures to remediate the material weakness the Company’s control over financial reporting when it has the financial resources to do so. Our remediation efforts to address this material weakness will include, among other things, hiring additional qualified personnel and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure this material weakness in the future. If this material weakness is not remediated or cured, then this deficiency in internal control over financial reporting could continue to adversely affect the timing and accuracy of our financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three or six months ended December 31, 2013 or 2012 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No sales of unregistered equity securities were completed in the three or six periods ended December 31, 2013 or 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and six periods ended December 31, 2013 or 2012.

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

July 9, 2014

MODERN MOBILITY AIDS INC.

By:	/s/ Kenneth Pinckard
Kenneth Pinckard
Chief Executive Officer and Director

By:	/s/ Preston J. Shea
Preston J. Shea
President, Chief Financial Officer and Chief Accounting Officer