Form 10-Q
period 2014-03-31
Modern Mobility Aids, Inc.
filed 2014-07-31
CIK 1497165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 28, 2014
Common Stock, $0.001 par value	75,480,000

MODERN MOBILITY AIDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MOBILITY AIDS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM DECEMBER 19, 2007 (INCEPTION) TO MARCH 31, 2014

(Unaudited)

Condensed Consolidated Financial Statements:

Condensed Interim Consolidated Balance Sheets as of March 31, 2014 (unaudited), and June 30, 2013 (audited)	3
Condensed Interim Consolidated Statements of Operations for the Three and Nine month periods ended March 31, 2014 and 2013, and the period from December 19, 2007 (Inception) to March 31, 2014 (unaudited)	4
Condensed Interim Consolidated Statements of Changes in Stockholders’ Deficit for the period from December 19, 2007 (Inception) to March 31, 2014	5
Condensed Interim Consolidated Statements of Cash Flows for the Nine month periods ended March 31, 2014 and 2013 and for the period from December 19, 2007 (Inception) to March 31, 2014 (unaudited)	6
Notes to Condensed Interim Consolidated Financial Statements (unaudited)	7

MODERN MOBILITY AIDS, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS (Unaudited)
	MARCH 31, 2014 (unaudited)	JUNE 30, 2013 (audited)
ASSETS
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$125,708	$140,027
Due to related parties	33,093	19,179
Loan from shareholders	424,290	360,567
Total current liabilities	583,091	519,773

Total Liabilities	583,091	519,773

Stockholders' Deficit:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized issued and outstanding	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 75,480,000 and 195,480,000 shares issued and outstanding, respectively.	75,480	195,480
Additional paid in capital	(10,213)	(130,213)
Deficit accumulated during the development stage	(648,358)	(585,040)
Total Stockholders' Deficit	(583,091)	(519,773)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007) TO MARCH 31, 2014
(UNAUDITED)

					Cumulative From Inception
	Three Months Ended		Nine Months Ended		(December 19, 2007)
	March 31,		March 31,		Through March 31,
	2014	2013	2014	2013	2014

Revenues, net	$—	$—	$—	$—	$9,506
Cost of Revenues	—	—	—	—	6,096
Gross Profit	—	—	—	—	3,410
Operating Expenses:
Accounting and audit fees	5,670	1,500	20,606	7,450	59,306
Bank charges	64	—	148	—	650
Officer compensation	—	—	—	—	6,920
Other and deposit	—	—	357	—	63,614
Consulting-related parties	12,450	—	24,725		93,138
Consulting-others	5,841	—	8,779	658	209,723
Legal	—	—	6,544	—	137,726
Legal - Organization costs	—	—	—	—	38,980
Transfer agent	2,060	1,708	5,460	3,950	47,626
Total operating expenses	26,085	3,208	66,619	12,058	657,683

(Loss) from Operations	(26,085)	(3,208)	(66,619)	(12,058)	(654,273)

Other Income (Expense)	2,629	—	3,301	—	5,915

(Loss) before Income Taxes	(23,456)	(3,208)	(63,318)	(12,058)	(648,358)

Provision for Income Taxes	—	—	—	—	—

Net (Loss)	$(23,456)	$(3,208)	$(63,318)	$(12,058)	$(648,358)

(Loss) Per Common Share - Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares
Outstanding- Basic and Diluted	75,480,000	195,480,000	138,983,650	195,480,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 2007) TO DECEMBER 31, 2013
(UNAUDITED)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares (1)	Amount	Capital	Stage	Total

Balance - December 19, 2007	—	$—	$—	$—	$—
Net (loss) for the period	—	—	—	(1,106)	(1,106)
Balance - June 30, 2008 - audited	—	—	—	(1,106)	(1,106)
Net (loss) for the year	—	—	—	(661)	(661)
Balance - June 30, 2009 - audited	—	—	—	(1,767)	(1,767)
Common stock issued for cash at $0.00005 per share	130,000,000	130,000	(123,500)	—	6,500
Net (loss) for the year	—	—	—	(8,777)	(8,777)
Balance - June 30, 2010 - audited	130,000,000	130,000	(123,500)	(10,544)	(4,044)
Contribution from related party	—	—	17,842	—	17,842
Common stock issued for cash at $0.000625 per share	65,480,000	65,480	(24,555)	—	40,925
Net (loss) for the year	—	—	—	(158,275)	(158,275)
Balance - June 30, 2011 - audited	195,480,000	195,480	(130,213)	(168,819)	(103,552)
Net (loss) for the year	—	—	—	(363,619)	(363,619)
Balance - June 30, 2012 - audited	195,480,000	195,480	(130,213)	(532,438)	(467,171)
			—
Net (loss) for the year	—	—		(52,602)	(52,602)
Balance - June 30, 2013 –audited	195,480,000	195,480	(130,213)	(585,040)	(519,773)
Cancellation of common stock	(120,000,000)	(120,000)	120,000	—	—
Net (loss) for the period	—	—	—	(63,318)	(63,318)
Balance – March 31, 2014 - unaudited	75,480,000	$75,480	$(10,213)	$(648,358)	$(583,091)

(1) As retroactively restated for a 20 for 1 forward stock split in August 2011.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH

FLOW FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

AND THE PERIOD FROM DECEMBER 19, 2007 (INCEPTION) TO MARCH 31, 2014
(Unaudited)

	Nine Months Ended March 31,		Cumulative From Inception (December 19, 2007) Through March 31,
	2014	2013	2014
Operating Activities:
Net (loss)	$(63,318)	$(12,058)	$(648,358)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts payable and accrued liabilities	(14,319)	(29,295)	125,708
Consulting-related parties	7,922	—	7,922
Net Cash (Used in) Operating Activities	(69,715)	(41,353)	(514,728)

Investing Activities:
Net Cash Provided by (Used in) Investing Activities	—	—	—

Financing Activities:
Contributions from related party	—	—	17,842
Proceeds from issuance of common stock	—	—	47,425
Loan from shareholders	63,723	41,353	424,290
Due to related parties	5,992	—	25,171
Net Cash Provided by Financing Activities	69,715	41,353	514,728

Net Increase (decrease) in Cash	—	—	—
Cash - Beginning of Period	—	—	—

Cash - End of Period	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Modern Mobility Aids, Inc. (the “Company”, "we", "us", or "our") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on December 19, 2007 (“Inception”) under the name Glider Inc. with a business plan to sell and distribute products for mobility challenged individuals. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010 with an initial plan to distribute products for mobility challenged individuals.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended June 30, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013 included in our Form 10-K filed with the SEC.

Principles of Consolidation

The Company's consolidated financial statements for the three and nine month periods ended March 31, 2014, include the accounts of its two wholly owned subsidiaries, Modern Mobility Aids, Inc. and MDRM Group (Canada) Ltd., both Ontario, Canada based companies. Modern Mobility Aids, Inc. was incorporated on September 2, 2009 and MDRM Group (Canada) Ltd. was incorporated on July 14, 2011. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange. As of March 31, 2014, the carrying value of the Company’s financial instruments comprising accounts payable and accruals, due to related parties and loan from shareholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers, as other assets, the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002. Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. During the three and nine month periods ended March 31, 2014, and 2013, the Company did not own any long-lived assets.

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

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur any advertising or promotion costs during the three and nine month periods ended March 31, 2014, and 2013.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2014 the Company has not issued any stock-based payments to its employees.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive debt or equity instruments issued or outstanding during the three and nine month periods ended March 31, 2014 and 2013.

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

2.             Going Concern

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, and June 30, 2013, the Company had a working capital deficit of $(583,091), and $(519,773), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

During the nine months period ended March 31, 2014, the consulting expenses of $33,504 includes $24,725 for the consulting services provided to the Company by related parties.

As of March 31, 2014 there was a balance due to related parties in the amount of $33,093 for services provided to the Company.

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

As of March 31, 2014, the shareholder loan consisted of $424,290 principal and accrued interest of $Nil. The loan is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay.

5.             Capital Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share, and 1,000,000 shares of preferred stock at par value of $0.001 per share.

Preferred Stock

No shares of preferred stock were issued and outstanding during the three and nine months ended March 31, 2014 and 2013.

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

As at March 31, 2014 there were 75,480,000 shares of common stock issued and outstanding.

As of March 31, 2014, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

6.            Income Taxes

The provision (benefit) for income taxes for the nine months ended March 31, 2014 and 2013, were as follows (assuming a 15 percent effective tax rate):

	Nine Months Ended March 31,
	2014	2013
Current Tax Provision:
Federal
Taxable income	$—	$—
Total current tax provision	$—	$—
Deferred Tax Provision:
Federal
Loss carry forwards	$9,498	$1,809
Change in valuation allowance	(9,498)	(1,809)
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of March 31, 2014 and June 30, 2013 as follows:

	March 31, 2014	June 30, 2013
Loss carry forwards	$648,358	$585,040
Less - Valuation allowance	(648,358)	(585,040)
Total net deferred tax assets	$—	$—

As of March 31, 2014, the Company had approximately $648,358 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended March 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

7.            Subsequent Events

The Company has entered into a Memorandum of Understanding and two agreements with two business in its targeted strategy to exploit the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada:

On June 27, 2014, the Company entered into an agreement with DYMA INC., a company incorporated in the Province of Ontario, which previously operated a 6,000 sq. ft facility under MMAR and is pending a license from Health Canada under MMPR. The Company purchased 308,000 shares of DYMA INC common stock at $0.75 per share representing approximately 14% of the DYMA INC's stock when a current offering is fully subscribed. The highly experienced owners and management of DYMA INC. are actively assisting the MDMR in further assessing and building-out other targeted acquisitions.

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

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through July 28, 2014 the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

We have generated revenues of $9,506 since December 19, 2007 (Inception) through March 31, 2014 and have incurred $657,683 in operating expenses through March 31, 2014.

The following table provides selected financial data about our Company as at March 31, 2014 and June 30, 2013.

Balance Sheet Data:	03/31/14	06/30/13
Cash	$0	$0
Total assets	$0	$0

Total liabilities	$583,091	$519,773
Shareholders' equity	$(583,091)	$(519,773)

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

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the three and nine month periods ended March 31, 2014, and 2013, include the accounts of its two wholly owned subsidiary companies Modern Mobility Aids, Inc., and MDRFM Group (Canada) Ltd., both Ontario, Canada, based companies.

The Company to date has funded its initial operations through the issuance of 195,480,000 shares of common stock for net proceeds of $47,425, $17,842 in capital contributions from a related party, receipts from sales of $9,506, $25,171 by way of loans from related parties and $424,290 by loan to us by our shareholders.

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

Our current cash balance as at March 31, 2014 is $0. We expect to experience a shortage of funds. Our shareholders have been lending us funds to enable us to pay our operating expenses. There are no formal binding commitments or binding arrangements with them to advance or loan funds. There are no terms regarding repayment of any loans or capital contribution. If shareholders do not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

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

For the Three months ended March 31, 2014 compared to Three months ended March 31, 2013

Revenue

During the three months ended March 31, 2014 and 2013 we generated no revenue reflecting our status as a development stage company.

Operating Expenses

During the three months period ended March 31, 2014, we incurred operating expenses of $26,085 compared to $3,208 in the same period of 2013. During the three months ended March 31, 2014, we incurred $5,670 for accounting and audit fees, $18,291 for consulting fees, includes $12,450 for consulting services provided by related parties, $2,060 for transfer agent fees, and $2,629 in foreign exchange gain. By comparison, during the same period of 2013, the Company incurred $1,500 for accounting and audit, and $1,708 for transfer agent fees. The increase in expenses is mainly attributable to increased operational activities during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Losses

During the three months period ended March 31, 2014 we incurred losses of $23,456 compared with $3,208 in losses during the same period of 2013 due to the factors discussed above.

For the Nine months ended March 31, 2014 compared to Nine months ended March 31, 2013

Revenue

During the nine months ended March 31, 2014 and 2013 we generated no revenue reflecting our status as a development stage company.

Operating Expenses

During the period ended March 31, 2014, we incurred operating expenses of $66,619 compared to $12,058 in the same period of 2013. During the nine months ended March 31, 2014, we incurred $20,606 for accounting and audit fees, $33,504 for consulting fees, includes $24,725 for consulting services provided by related parties, $6,544 for legal fees, $5,460 for transfer agent fees, $357 for miscellaneous expenses, $148 in bank charges and $3,301 in foreign exchange gain. By comparison, during the nine months ended March 31, 2014, the Company incurred $7,450 for accounting and audit, $658 for consulting fees and $3,950 for transfer agent fees. The increase in expenses is mainly attributable to increased operational activities during the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013.

Losses

During the nine month period ended March 31, 2014 we incurred losses of $63,318 compared with $12,058 in losses during the nine month period ended March 31, 2013 due to the factors discussed above.

Liquidity and Capital Resources

During the twelve months ended June 30, 2010 we have sold 130,000,000 shares of common stock $0.00005 per share to our Directors for total proceeds of $6,500. During the twelve months ended June 30, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 65,480,000 common shares at $0.000625 per share for total proceeds of $40,925 pursuant to the Registration Statement.

We have incurred $654,273 in operating losses since December 19, 2007 (Inception). As of March 31, 2014, we had $0 in cash compared to $0 at June 30, 2013.  As of March 31, 2014, we had a working capital deficit of $583,091 compared to a working capital deficit of $519,773 as of June 30, 2013.

Operating activities

Net cash used in operating activities for the nine months ended March 31, 2014 was $69,715, compared with net cash used in operating activities of $41,353 for the same period of the previous year.  During the nine months ended March 31, 2014 the Company incurred a loss of $63,318 and used $14,319 to reduce the balance of accounts payable and accrued liabilities outstanding and an increase in due to related parties by $7,922 represents consulting services provided by related parties. By comparison, during the nine months ended March 31, 2013 the Company incurred a loss of $12,058 and used $41,353 in operating activities as it paid $29,295 to reduce the balance of accounts payable and accrued liabilities outstanding.

Investing Activities

No cash was generated by or used in investing activities during the nine months ended March 31, 2014 and 2013.

Financing Activities

Net cash provided from financing activities during the nine months ended March 31, 2014 was $69,715 compared to $41,353 provided by financing activities during the same period of 2013. During the nine months ended March 31, 2014, we received $63,723 by way of loan from shareholders and $5,992 from related parties. By comparison, during the nine months ended March 31, 2014, we received $41,353 by way of loan from a shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the three and nine months ended March 31, 2014, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014, because there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, through that evaluation, our management identified a material weakness in our internal control over financial reporting as a result of (i) inadequate personnel for documenting and execution of processes related to accounting for transactions; (ii) inadequate segregation of duties due to the lack of qualified accounting department personnel; and (iii) a lack of experienced personnel with relevant accounting experience, due to our limited financial resources. These deficiencies have resulted in, among other things, at times us being unable to provide timely account reconciliations. In order to address these issues, we will need to hire qualified employees or retain qualified individuals with the relevant accounting experience. We have to date been unable to implement remediation actions due to the lack of financial resources to do so. Our management intends to implement policies and procedures to remediate the material weakness the Company’s control over financial reporting when it has the financial resources to do so. Our remediation efforts to address this material weakness will include, among other things, hiring additional qualified personnel and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure this material weakness in the future. If this material weakness is not remediated or cured, then this deficiency in internal control over financial reporting could continue to adversely affect the timing and accuracy of our financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three or nine months ended March 31, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No sales of unregistered equity securities were completed in the three or nine periods ended March 31, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and nine periods ended March 31, 2014 or 2013.

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

July 30, 2014

MODERN MOBILITY AIDS INC.

By:	/s/ Kenneth Pinckard
Kenneth Pinckard
Chief Executive Officer and Director

By:	/s/ Preston J. Shea
Preston J. Shea
President, Chief Financial Officer and Chief Accounting Officer