Form 10-K
period 2014-06-30
Modern Mobility Aids, Inc.
filed 2014-10-17
CIK 1497165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of December 31, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $230,248, based upon the most recent sale price of $0.004.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 15, 2014, the registrant had outstanding 77,161,792 shares of Common Stock.

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

MODERN MOBILITY AIDS, INC.
FORM 10-K ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Modern Mobility Aids, Inc. (the “Company”, "we", "us", or "our") was incorporated under the laws of the State of Nevada on December 19, 2007 (“Inception”) under the name Glider Inc. with a business plan to sell and distribute products for mobility challenged individuals. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010.

In May 2011, the Company has abandoned its historic business of distributing products for mobility challenged individuals which had generated little operating revenue and had limited operations and is now focused on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada

The Company has incorporated two wholly owned subsidiary companies: Modern Mobility Aids, Inc., an Ontario, Canada, based company on September 9, 2009 and MDRM Group (Canada) Ltd. an Ontario, Canada based company on July 14, 2011. References in this report to “Modern Mobility Aids” refer to Modern Mobility Aids, Inc. and its two subsidiary companies, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Our Business

Description of Business

The Company is focused on exploiting the opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada effective April 1, 2014.  We plan to acquire or invest in multiple licensed producers in Canada.  We will also consider investing in licensed producers in the U.S. as well as suppliers to the industry.  We decided on a strategy to acquire controlling positions in value added companies while allowing them to keep their integrity and entrepreneurial spirit.  These firms would have or would imminently acquire production licenses under the new regime and will operate through one of the Company’s wholly owned subsidiary companies, MDRM Group (Canada) Ltd.  The Company will require financing to make such acquisitions. There can be no assurance it can secure such financing or that it will be able to make such acquisitions even if financing is available.  Moreover, even if it acquires business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Competition

Since established in 2001 by Health Canada, the Medical Marihuana Access Regulations (MMAR) program has allowed individuals to grow marijuana by issuing licenses, but as of April 1st, 2014, the MMAR program was decommissioned where no further licenses will be issued to allow individuals to grow their own marijuana for medical use.  In its place, a newly designed program by Health Canada under the new MMPR program was commissioned.  Effective April 1, 2014, anyone wishing to obtain medical marijuana must purchase from a licensed producer approved by Health Canada under the new MMPR program.   As there were not sufficient licensees as of that date to service the needs of the patient population, an injunction was put in place to allow current MMAR licensees to maintain their rights under the program until an orderly transition can be effected and a clear decision is made.

The target market remains the same with patients that require medical marijuana who have been given prescriptions from a medical practitioner.  There are currently 37,000 registered patients as of April 2014 under the MMAR program and as of October 2014 there are currently over 10,000 patients registered with licensed producers under the newly established MMPR program, but overall the expected patient pool size is expected to grow beyond 430,000 by 2024 based on Health Canada’s statistics, which will result in a projected $1.3 billion dollar industry by 2024 domestically.

As of October 2014, Health Canada has issued a total of 15 licensed and will slowly continue to do so until a sufficient supply line is in place for the demand and growth of use for medical marijuana.  Overall, the Canadian marijuana industry is very much in the infant stage as these licensed producers are still building their foundation as a quality and customer focus company.

Currently, there are over 900 applications submitted with Health to become an approved licensed producers.  Based on information from the Supreme Court of Canada, as of February 4th, 2014, the first 454 applications are in various stages with Health Canada, which leave the rest pending in the screening phase.

Below is the currently breakdown of the progress of the Licensed Producer Application Process for the first 454 as of February 4th, 2014.

-	152 applications are at the screening phase
-	153 applications are at the review phase
-	62 have been returned incomplete
-	27 applicants have “ready to build letters”
-	12 applicants are pending pre-licence inspections
-	6 application is at the final review/approval
-	8 licenses have been issued
-	24 applications have been refused
-	10 applications have been withdrawn

The primary Potential Licensee that the Company has under contract to purchase is Health Canada application No. 7.  The Potential Licensee has a “ready-to-build” letter from Health Canada with provision for inspection notice for its production license.  The required improvements have been substantially completed and the Company expects that the Potential Licensee will be able to call for an inspection by Health Canada within the fourth calendar quarter of 2014.

Bankruptcy or Similar Proceedings

The Company has not been subject to any bankruptcy, receivership or similar proceedings

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

The Canadian federal government’s new Marijuana for Medical Purposes Regulations (MMPR) came into effect on April 1, 2014.  Health Canada got out of the business of growing and distributing marijuana for medical purposes and implemented regulations to create a new, commercial industry responsible for production and distribution.  Producers must be licensed and comply with regulatory requirements such as quality control standards, record-keeping of all activities as well as inventories of marijuana, and physical security measures.  Marijuana for medical purposes has to be distributed to registered clients via secure courier and residential, storefront or retail production operations are not permitted under the new regulations.  Any licensed producer acquired by or in which the Company invests must comply with these regulations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts.

Need for Government Approval for its Products or Services

Under the new regulations imposed by Health Canada’s Marijuana for Medical Purposes Regulations, which came into effect April 1, 2014, qualifying individuals are no longer allowed to cultivate their own marijuana for medical purposes.   Instead, the government has implemented a program to license commercial producers and distributors to service the requirements of qualified patients in Canada.  Only licensed producers (LPs) will be allowed to grow and distribute marijuana for medical purposes.  Health Canada currently has a list of 13 authorized licensed producers.  Any entity acquired by the Company must first obtain a license from Health Canada before it can commence operations as a producer and distributor of medical marijuana in Canada.  Similarly, should the Company invest in or acquire entities in the U.S., it will be required to obtain the approval of the various state and local governmental agencies having jurisdiction over the subject.

Research and Development Costs during the Last Two Years

We have not expended funds for research and development costs since inception.

Employees and Employment Agreements

We have no employees and two officers. They will devote as much time as is necessary to manage the affairs of the company. There are no formal employment agreements between the company and any employee.

Change of Control

On May 26, 2011 (the “Closing Date”), a change of control of the Company occurred. Pursuant to two Stock Purchase Agreements (the “SPAs”), Sergei Khorolski, formerly the President, Chief Executive Officer and a Director of the Company and Valeri Politika, formerly the Chief Financial Officer, Secretary, Treasurer and a Director of the Company, sold a total of 130,000,000 shares of common stock of the Company (the “Transactions”) to Mohamed K. Karatella. The total consideration paid for the shares purchased pursuant to the SPAs was $6,500, [which was paid from Mr. Karatella’s own funds.] Pursuant to the SPAs, Mr. Karatella acquired an aggregate of approximately 66.5% of the outstanding voting common stock of the Registrant.

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

In April 2012, Mohamed Karatella resigned as a member of the Board of Directors and as an officer of the Company and of its subsidiaries and Antonio Dominguez was appointed as a member of the Board of Directors and as the President, Chief Financial Officer, Treasurer and Secretary of the Company and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS - continued

On April 8, 2013, Jeffrey Leuchter was appointed as a member of the Board of Directors and Antonio Dominguez resigned as a Director.  In 2013, Ruy Cabrera was also appointed as a member of the Board of Directors.

On November 22, 2013, Mohamed K. Karatella, formerly the Company’s President, Chief Financial Officer, Treasurer, Principal Accounting Officer and the owner of 66.5% of its outstanding common stock agreed to contribute 120,000,000 shares of the Company’s common stock to the Company to be cancelled. Mr. Karatella did not receive any compensation in connection with this transfer. After the transaction, Mr. Karatella owned 10,000,000 shares, 12.95%, of 77,161,792 shares of common stock of the Company outstanding as at October 15, 2014.

On January 4, 2014, Samuel Hill was appointed as a member of the Board of Directors.  At that date there were three Directors:  Messrs. Leuchter, Cabrera and Hill.  Jeffrey Leuchter and Ruy Cabrera resigned as Directors effective January 6, 2014.  On February 10, 2014, Declan French was appointed Director.  On February 24, 2014, Samuel Hill resigned and Preston Shea was appointed in his position as a member of the Board.  On April 2, 2014, Kenneth Pinckard was appointed to serve as a member of the Company’s Board of Directors.  On May 22, 2014, Declan French resigned as director of the Company and all its subsidiaries.  The current members of our Board of Directors, Mr. Pinckard, and Mr. Shea, and directors of the Company during previous two years have no family relationships with any executive officer or director of the Company or persons nominated or chosen by the Company to become directors or officers. There is no arrangement or understanding pursuant to which any of them was appointed a member of the Board of Directors nor is the Company aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K with respect to Mr. Pinckard.

Memorandums of Understanding

The Company has entered into a Memorandum of Understanding and two agreements with two business in its targeted strategy to exploit the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada:

The Company, through its wholly-owned subsidiary, MDRM Group (Canada) Ltd., entered into an acquisition agreement on May 8, 2014 with a private Ontario company (“Potential Licensee”) to acquire 100% of the issued and outstanding shares of Potential Licensee.  The Potential Licensee is in the final stage of obtaining their Medical Marijuana growers license.  The Potential Licensee is located in the Province of Ontario, owns a fully functional production facility, and is awaiting final inspection by Health Canada. The transaction includes real property and related facilities. Pursuant to the terms of the acquisition agreement, the Company paid a non-refundable advance against acquisition of $46,000 to the law firm of the sellers, in trust, in the transaction. On the instruction of the Company, on June 18, 2014, an amount of $41,400 was released to the vendor from the trust account leaving a balance of $4,400 in the trust account.  The balance remains in the trust account pending Closing.

Under the terms of the acquisition agreement, the Company will pay CDN$2.5 million at Closing with an additional CDN$2.5 million due on the first anniversary date of the Closing.  The Company will also issue, at Closing, a warrant to the sellers to purchase up to 1 million shares of the Company shares at a 25% discount to market. The Closing of the acquisition agreement is subject to receipt of a license from Health Canada under Marijuana for Medical Purposes Regulation ("MMPR").  The application for the MMPR license is pending and the Company is unable to predict when Health Canada will act.

As at the date of this report, the Company does not have the CDN $5 million required to complete the acquisition there is no assurance that the required financing will be available, or if available, on terms that will be acceptable to Company.  If we are not able to obtain needed financing, we may have to cancel the agreement. Upon cancellation, the initial deposit amount of $46,000 paid by the Company will be forfeited Even if we raise the funds necessary to acquire the business, there can be no assurance that the business will be successful.

On May 27, 2014, the Company, through its wholly-owned subsidiary, MDRM Group (Canada) Ltd,  entered into an option agreement with a Wyoming registered public company (the "Public Company"), to sell up to forty-nine percent (49%) of the shares of the Potential Licensee, for a total purchase consideration of $2,486,946.  At the execution and acceptance of the said agreement, the Private Company paid a non-refundable sum of $23,070 to the Company for the option right granted under the said agreement to acquire shares of the Potential Licensee.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Amendments to Articles of Incorporation or Bylaws

None

Future Redemption

None.

Reports to Securities Holders

We are subject to disclosure filing requirements, including filing Form 10-K annually and Forms 10-Q quarterly. The Company is fully compliant with its filing obligations to the Securities and Exchange Commission, ("SEC"). The public may read and copy any materials that we file with SEC , at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, information statements, and other information regarding issuers that file electronically with the SEC.

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

Given our limited resources and limited business experience we will likely face strong competition with respect to any business we engage in from competitors which will have greater experience and have substantially more resources than we have. The strong competition that we will face may have a material adverse effect on our business.  See Item I, Competition, above.

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

ITEM 1A. RISK FACTORS - continued

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

We commenced our new business plan to focus on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada in May 2011..  We have very little operating history upon which an evaluation of our future success or failure can be made.  This is particularly true due to our abandonment of the business we previously operated and changes in our Board of Directors and executive officers. Any revenues we do generate may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to cease all operations.

There is substantial uncertainty as to whether we will continue operations.

Our registered independent auditors have discussed their uncertainty regarding our business operations in their audit report for the year ended June 30, 2014.  This means that there is substantial doubt that we can continue as an ongoing concern for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

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

ITEM 1A. RISK FACTORS - continued

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

All of directors and executive officers reside outside the United States and the non-United States resident officers and directors assets are located outside the United States. As a result, holders of our common stock may be limited in their ability to effect service of process within the United States upon our non-United States resident directors and executive officers or to enforce in a U.S. court a judgment obtained against them in jurisdictions outside the United States, including actions under the civil liability provisions of U.S. securities laws. In addition, it may be difficult for holders of our common stock to enforce, in original actions brought in courts in jurisdictions outside the United States, liabilities predicated upon U.S. securities laws.

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

ITEM 1A. RISK FACTORS - continued

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

As of October 15, 2014, we had 77,161,792 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power. Also, any shares of preferred stock the Company issues may have preferences as compared to our common stock and reduce the likelihood of a change of control of the Company in the future.

A lack of internal control over financial reporting has, and could result in the future, in an inability to adequately and timely report our financial results, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal controls are necessary for use to provide reliable and timely financial reports. In the past, we have been unable to provide timely financial reports due to a lack of financial resources necessary to retain qualified individuals with the relevant accounting experience. Our management has concluded that we had a material weakness in our internal controls over financial reporting.

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

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of October 15, 2014, the closing sale price of our common stock was less than $1.00] per share and, therefore, it is designated a "penny stock." As a "penny stock," our Common Stock likely is subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

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

ITEM 1A. RISK FACTORS - continued

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

The basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Our Certificate of Incorporation authorizes the issuance of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors.  Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1A. RISK FACTORS - continued

We area a shell company as that term is defined in Rule 12b-2 of the Act of the Securities Exchange Act of 1934.

Any securities we offer while we are deemed to be a shell company will be subject to the restrictions of Rule 144.  Under the provisions regulating shell companies, Section 144 is not available for the resale of securities initially issued by an issuer that was a shell company until the following four conditions had been satisfied:  (i) the issuer must have ceased to have been a shell company, (ii) the issuer must have filed all reports required under section 13 or 15(d) during the preceding 12 mos., (iii) the issuer must have filed current “Form 10 Information” reflecting that the company is no longer a shell company, (iv) one year must have elapsed from the date the company filed its Form 10 Information with the SEC reflecting its status as an entity that is no longer a shell company.  For a shareholder to qualify to have the restriction removed from its shares, the shell company must have satisfied all four requirements.  An issuer ceases to be a shell company when it files the required Form 10 information giving notice that it is now an operating company.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of offices at One Canadian Place, Suite 350, Toronto, Ontario M5X 1C1 on a rent free basis.  Management believes the current premises are sufficient for its needs at this time.

ITEM 3. LEGAL PROCEEDINGS

We have not been subject to any legal proceedings during the twelve months ended June 30, 2014 and 2013 and are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently listed for traded on the OTC-Pink Sheets under the symbol “MDRM”. While there has been sporadic trading activity, there has generally been no active trading market. Our common stock has historically traded below $0.01 per share although our shares have traded at between $0.14 and $0.19 per share during the last two quarter of our fiscal year ended June 30, 2014

The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

For the Fiscal Year Ending on June 30, 2014	High	Low
Quarter Ended June 30, 2014	$0.16	$0.14
Quarter Ended March 31, 2014	0.19	0.15
Quarter Ended December 31, 2013	0.00	0.00
Quarter Ended September 30, 2013	0.00	0.00

For the Fiscal Year Ending on June 30, 2013	High	Low
Quarter Ended June 30, 2013	$0.01	$0.00
Quarter Ended March 31, 2013	0.01	0.00
Quarter Ended December 31, 2012	0.01	0.00
Quarter Ended September 30, 2012	0.01	0.00

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

For the period from June 30, 2014 through October 15, 2014, the high and low bid quotations for our stock have ranged from a high of $0.07and a low of $0.05 with an average daily trading volume of 249,749 for the past 90 days.

Mr. Karatella, formerly the Company’s President, Chief Financial Officer, Treasurer, Principal Accounting Officer, owns 10,000,000, 12.95%, of the 77,161,792 shares of common stock of the Company outstanding as at October 15, 2014. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933

As of October 15, 2014, we had 77,161,792 shares of $0.001 par value common stock issued and outstanding held by 25 shareholders of record.

The stock transfer agent for our securities is First American Stock Transfer, Inc.

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

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

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

The following table provides selected financial data about our Company for the years ended June 30, 2014 and 2013.

Balance Sheet Data:	June 30, 2014	June 30, 2013

Cash	$2,976	$-
Total assets	$58,416	$-
Total liabilities	$725,467	$519,773
Shareholders' deficit	$(667,051)	$(519,773)

During the year ended June 30, 2014, cash used in the operating activities was $291,886, cash used in investing activities was $22,936 and cash provided by financing activities $317,798 resulting in a net increase in cash of $2,976 for the year.

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

Modern Mobility Aids, Inc. (the “Company”, "we", "us", or "our") was incorporated under the laws of the State of Nevada on December 19, 2007 (“Inception”) under the name Glider Inc. with a business plan to sell and distribute products for mobility challenged individuals. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010.

In May 2011, the Company has abandoned its historic business of distributing products for mobility challenged individuals which had generated little operating revenue and had limited operations and is now focused on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the twelve months ended June 30, 2014, and 2013, include the accounts of its wholly owned subsidiary Modern Mobility Aids, Inc., and MDRFM Group (Canada) Ltd., both Ontario, Canada, based companies.

Going Concern

Due to the uncertainty in our ability to generate sufficient revenues from our operating activities and, or, to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal operations when they come due, in their report on our financial statements for the years ended June 30, 2014 and 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS - continued

Our cash balance at June 30, 2014 was $2,976. We expect to experience a shortage of funds. From time to time, our shareholders have been lending us funds to enable us to pay our operating expenses. Historically, they did not lend us the funds necessary to allow us to timely file our annual or quarterly reports. There are no formal binding commitments or binding arrangements with any person to advance or loan us funds. There are no terms regarding repayment of any loans or capital contributions. If our shareholders do not advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

The Company has abandoned its historic business which has generated little operating revenue and has had limited operations to date. Our Board of Directors has determined that the Company and is now focused on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada. We will require financing to make such acquisitions. There can be no assurance we can secure such financing or that we will be able to make such acquisitions even if financing is available. Moreover, even if we acquire business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

Results of Operations

For the year ended June 30, 2014 compared to year ended June 30, 2013.

Revenue

During the years ended June 30, 2014 and 2013 we generated $0 in revenues as we had no revenue generating activities.

Operating Expenses

During the twelve months ended June 30, 2014 we incurred $20,116 for general administrative and office expenses, $34,530 for accounting and audit fees; $91,123 for consulting fees–related party, $46,214 for non-related party consulting services, $13,360 in legal fees, $29,843 for transfer agent fees and investor relation expenses, $35,537 for travel and meetings expenses and $649 in bank charges and interest. By comparison, during the twelve months ended June 30, 2013 we incurred $12,750 for in accounting fees; $22,509 in legal fees, $19,877 for transfer agent fees and investor relation expenses and $80 in general administrative and office expenses.

Operating expenses for the year ended June 30, 2014 increased by some $216,156 compared with the previous year. During the year ended June 30, 2014, $137,337 of consulting fees, including payments of $91,123 for consulting services provided by the executives of the Company, were incurred in connection with the proposed acquisitions as described on page 6 of this document and in the subsequent event note 12 of the attached financial statements. In the previous year, June 30, 2013, these services were not required. The reason for the low level of expenses during previous year was due to a less accounting, reporting and compliance activity as the Company was behind in filing and also in the absence of pending acquisitions by the company.

Losses

During the year ended June 30, 2014 we incurred $248,243 in losses compared with $52,602 in losses during the year ended June 30, 2013 due to the factors discussed above.

Liquidity and Capital Resources

We have incurred $833,283 in operating losses since inception (December 19, 2007). As of June 30, 2014 and 2013, we had 2,976 and $0 respectively in cash and liabilities of $725,467 and $519,773 respectively.  As of June 30, 2014, we had a working capital deficit of $(713,057), compared to a working capital deficit of $(519,773) as of June 30, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS - continued

Operating activities

Net cash used in operating activities for the year ended June 30, 2014 was $291,886, compared with net cash used of $58,771 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2014 was $22,936, which comprised a non-refundable deposit of $46,006 paid by the Company to acquire 100% shares of an Ontario registered company under the agreement dated May 7, 2014 offset by the receipt of. a non-refundable sum of $23,070 from a Wyoming registered private company for the purchase of an option to acquire 49% of the shares of the Ontario registered company to be acquired under the agreement dated May 7, 2014.

Both the agreements are discussed in detail in Part "I" under the heading "Memorandums of Understanding" above.

By comparison, during the year ended Juan 30, 2013 the Company neither generated or used funds in investing activities.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2014 was $317,798, compared to $58,771 during the year ended June 30, 2013. During the year ended June 30, 2104 we received $126,765 by way of loan form shareholders, $88,465 from the sale of shares of common stock, $82,568 by way of advances form related parties and $20,000 by way of advance under notes payable. By comparison, during the year ended June 30, 2013, we received $58,856 by way of loan form shareholders, offset by repayment of a $85 bank overdraft.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed in note 3 of the annexed financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this item is set forth beginning on page F-1 and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On November 30, 2013, the Company’s independent certified public accountants, RONALD R. CHADWICK, ('RRC") resigned due to the retirement of the accountant who performed virtually all of the services to the Company.

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

The Company requested that RRC furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agrees with the Company’s statements in this Item 4.01. A copy of the letter furnished by RRC in response to that request, dated March 10, 2014, is filed as Exhibit 16.1 with Form 8-K of the Company.

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

ITEM 9A (T). CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

ITEM 9A (T). CONTROLS AND PROCEDURES - continued

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

As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting. This evaluation was conducted using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014, because there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, through that evaluation, our management identified a material weakness in our internal control over financial reporting as a result of (i) inadequate personnel for documenting and execution of processes related to accounting for transactions; (ii) inadequate segregation of duties due to the lack of qualified accounting department personnel; and (iii) a lack of experienced personnel with relevant accounting experience, due to our limited financial resources. These deficiencies have resulted in, among other things, at times us being unable to provide timely account reconciliations. In order to address these issues, we will need to hire qualified employees or retain qualified individuals with the relevant accounting experience. We have to date been unable to implement remediation actions due to the lack of financial resources to do so. Our management intends to implement policies and procedures to remediate the material weakness the Company’s control over financial reporting when it has the financial resources to do so. Our remediation efforts to address this material weakness will include, among other things, hiring additional qualified personnel and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure this material weakness in the future. If this material weakness is not remediated or cured, then this deficiency in internal control over financial reporting could continue to adversely affect the timing and accuracy of our financial reporting.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

INFORMATION CONCERNING THE BOARD OF DIRECTORS, BOARD COMMITTEES AND CORPORATE GOVERNANCE

BOARD COMPOSITION

The Company's Board of Directors (the “Board”) currently composed of two (2) directors out of the total authorized numbers of three (3) directors. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

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

BOARD MEETINGS AND STOCKHOLDER COMMUNICATIONS

The Board conducted all of its business and approved all corporate actions during the fiscal year ended June 30, 2014 by the unanimous written consent of its member, in the absence of formal board meetings.  Holders of the Company’s securities can send communications to the board via mail or telephone to the President at the Company’s principal executive offices.  The Company has not yet established a policy with respect to Board members’ attendance at the annual meetings.  A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this Information Statement.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

None of our executive officers earned more than $100,000 in salary and bonus for the 2014 or 2013 fiscal years. We did not grant options to acquire shares of our Common Stock to them during the period indicated.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL	FISCAL	SALARY		BONUS		STOCK AWARDS		ALL OTHER COMPENSATION		TOTAL
POSITION	YEAR	($)		($)		($)		($)		($)

Samuel Hill (1)	2014		$—		$—		$—		$—		$—
Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director	2013	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A

Ruy Cabrera (2)	2014		$—		$—		$—		$—		$—
Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director	2013		$—		$—		$—		$—		$—

Declan French (3)	2014		$—		$—		$—		$—		$—
Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director	2013	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A

Preston Shea (4)	2014		$—		$—		$—		$—		$—
Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director	2013	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A

Kenneth Pinckard (5)	2014		$—		$—		$—		$—		$—
Chief Executive Officer and Director	2013	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A

(1)	Mr. Hill served as our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary from January 4, 2014 until February 24, 2014.
(2)	Mr. Cabrera served as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary from May 8, 2013 until January 4, 2014.
(3)	Mr. French served as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary from February 24, 2014 until May 22, 2014.
(4)	Mr. Shea appointed to serve as our President, Chief Financial Officer, Treasurer and Secretary on February 24, 2014.
(5)	Mr. Pinckard appointed to serve as our Chief Executive Officer on April 2, 2014.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - continued

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended June 30, 2014 and 2013 by members of our Board of Directors.

NAME	FISCAL YEAR	FEES ($)	COMMON SHARES	STOCK OPTION	NON-EQUITY INCENTIVE	NON-QUALIFIED DEFERRED COMP.	ALL OTHER	TOTAL
Samuel Hill (1)	2014 2013	— N/A	— N/A	— N/A	— N/A	— N/A	— N/A	— N/A

Ruy Cabrera (2)	2014 2013	$10,236 —	— —	— —	— —	— —	— —	$10,236 —

Declan French (3)	2014 2013	$55,618 N/A	250,000 N/A	— N/A	— N/A	— N/A	— N/A	$55,618 N/A

Preston Shea (4)	2014 2013	$23,459 N/A	— N/A	— N/A	— N/A	— N/A	— N/A	$23,459 N/A

Kenneth Pinckard (5)	2014 2013	$14,991 N/A	— N/A	— N/A	— N/A	— N/A	— N/A	$14,991 N/A

(1)	Mr. Hill served as our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary from January 4, 2014 until February 24, 2014.
(2)	Mr. Cabrera served as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary from May 8, 2013 until January 4, 2014.
(3)	Mr. French served as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary from February 24, 2014 until May 22, 2014.
(4)	Mr. Shea appointed to serve as our President, Chief Financial Officer, Treasurer and Secretary on February 24, 2014.
(5)	Mr. Pinckard appointed to serve as our Chief Executive Officer on April 2, 2014.

INCENTIVE PLANS

We have not adopted a stock incentive or similar plan.

PENSION BENEFITS

There were no pension benefit plans in effect in our 2014 or 2013 fiscal years.

NONQUALIFIED DEFINED CONTRIBUTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect in 2014 or 2013 fiscal years.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officer, or any other person options to purchase shares in fiscal 2014 or 2013.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of our officers held options to purchase shares of our Common Stock during fiscal 2013 or 2012.

EMPLOYMENT AGREEMENTS

We have not entered into employment agreements with any person.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - continued

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Information as of October 15, 2014

The following table sets forth information regarding the beneficial ownership of the shares of our Common Stock as of October 15, 2014 by:

-	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;
-	Each of our executive officers;
-	Each of our directors; and
-	All of our executive officers and directors as a group.

As of October 15, 2014, 77,161,792 shares of our Common Stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC.   The address of each stockholder is listed in the table. There are no shares of any other class or series of stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Mohamed K. Karatella 140 Shorting Road Toronto, ONT M1S 356	10,000,000	12.95%

Kenneth Pinckard 350 Bay St. Suite 1300 Toronto On M5H 2S6 Chief Executive Officer	0	0%

Preston J. Shea 350 Bay St. Suite 1300 Toronto On M5H 2S6	0	0%

All directors and executive officers as a group (2 persons):	0	0%

ITEM. 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not entered into transactions with our officers, Directors, persons nominated for these positions, beneficial owners of 5% or more of our Common Stock or family members of these persons wherein the amount involved exceeds the lesser of $120,000 or one percent company's total assets at year end for the last completed fiscal year.

ITEM. 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

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

During the year ended June 30, 2014, the consulting expenses of $151,162includes $104,948for the consulting services provided to the Company by related parties.

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

The Company's Board currently composed of two (2) directors. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, Kenneth Pinckard and Preston J. Shea, would not be considered independent as each also serves as either an executive officer or employee of the Company. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During our 2014 and 2013 fiscal years, our Board of Directors pre-approved 100% of the services described below.

The total fees charged to the company for audit services, including interim reviews by Cutler & Co., LLC were $9,500, for audit-related services were $9,500, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2014.

The total fees charged to the company for audit services, including interim reviews by Ronald R. Chadwick, P.C. were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2014.

For the year ended June 30, 2013, the total fees charged to the company for audit services by Cutler & Co., LLC, including interim reviews was $5,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended June 30, 2013, the total fees charged to the company for audit services by Ronald R. Chadwick, P.C., including interim reviews was $7,750, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Modern Mobility Aids, Inc.
Toronto, Ontario,
Canada, M9W 0A2

We have audited the accompanying consolidated balance sheet of Modern Mobility Aids, Inc. as of June 30, 2014 and 2013 and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Mobility Aids, Inc. as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered ongoing losses from operations and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado	/s/ Cutler & Co., LLC
October 14, 2014	Cutler & Co., LLC

MODERN MOBILITY AIDS, INC.
CONSOLIDATED BALANCE SHEETS

		June 30,	June 30,
	Notes	2014	2013

ASSETS
Current Assets:
Cash		$2,976	$-
Short term expense advances		9,434	-
Total Current Assets		12,410	-

Non-refundable deposit on business acquisition	4	46,006	-

Total Assets		$58,416	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities		$116,388	$140,027
Due to related parties	5	163,271	80,703
Loan from shareholders	6	425,808	299,043
Notes payable	7	20,000	-
Total Current Liabilities		725,467	519,773

Total Liabilities		725,467	519,773

Commitments and Contingencies	8

Stockholders' Deficit:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding		-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 77,161,792 and 195,480,000 shares issued and outstanding, respectively		77,162	195,480
Additional paid in capital		89,070	(130,213)
Accumulated deficit		(833,283)	(585,040)
Total Stockholders' Deficit		(667,051)	(519,773)

Total Liabilities and Stockholders’ Deficit		$58,416	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the year ended June 30,	For the year ended June 30,
	Notes	2014	2013
Revenues, net		$-	$-

Cost of Revenues		-	-

Gross Profit		-	-
Operating Expenses:
Accounting and audit fees		34,530	12,750
Bank charges and interest		649	-
Consulting fees		46,214	-
Office and general expenses		20,116	80
Consulting fees, related parties		91,123	-
Legal fees		13,360	22,509
Travel and meetings		35,537	-
Transfer agent and investors relation		29,843	19,877
Total operating expenses		271,372	55,216

(Loss) from Operations		(271,372)	(55,216)

Other Income (Expense)	9	23,129	2,614

Loss Before Taxes		(248,243)	(52,602)

Provision for Taxes		-	-

Net Loss		$(248,243)	$(52,602)

Loss Per Common Share:
Basic and Diluted:	$(0.00	)*	$ (0.00	)*

Weighted Average Number of Common Shares
Outstanding:
Basic and Diluted	123,355,073		195,480,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these audited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
CONSOLIDATED STATEMENT OF MOVEMENT IN STOCKHOLDERS' DEFICIT

			Additional
	Common stock		Paid-in	Accumulated
Description	Shares (1)	Amount	Capital	Deficit	Total

Balance - June 30, 2012	195,480,000	$195,480	$(130,213)	$(532,438)	$(467,171)

Net (loss) for the year	—	—	—	(52,602)	(52,602)

Balance - June 30, 2013	195,480,000	195,480	(130,213)	(585,040)	(519,773)

Common stock issued for cash, in May and June 2014	1,431,792	1,432	87,033	—	88,465
Common stock issued for services, in May 2014	250,000	250	12,250		12,500
Cancellation of common stock	(120,000,000)	(120,000)	120,000	—	—

Net (loss) for the year	—	—	—	(248,243)	(248,243)

Balance - June 30, 2014	77,161,792	$77,162	$89,070	$(833,283)	$(667,051)

(1) As retroactively restated for a 20 for 1 forward stock split in August 2011

The accompanying notes are an integral part of these audited consolidated financial statements

MODERN MOBILITY AIDS, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the year ended June 30, 2014	For the year ended June 30, 2013

Operating Activities:
Net (loss)	$(248,243)	$(52,602)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock paid for consulting fees	12,500	-
Gain on sale of an option right to acquire 49% of the Company's proposed business acquisition	(23,070)	-
Changes in Current Assets and Liabilities
Short term expense advances	(9,434)	-
Consulting fee payable-related parties	7,921	(2,766)
Accounts payable and accrued liabilities	(31,560)	(3,403)
Net Cash provided by/(Used in) Operating Activities	(291,886)	(58,771)

Investing Activities:
Sale proceeds on sale of an option right to acquire 49% of the Company's proposed business acquisition	23,070	-
Non-refundable deposit on business acquisition	(46,006)	-

Net Cash provided by/(Used in) Operating Activities	(22,936)	-

Financing Activities:
Bank overdraft	-	(85)
Advances from related party	82,568	-
Proceeds from issuance of common stock	88,465	-
Loans from shareholders	126,765	58,856
Advances under notes payable	20,000	-
Net Cash Provided by Financing Activities	317,798	58,771

Net Increase (decrease) in Cash	2,976	-

Cash - Beginning of Period	-	-

Cash - End of Period	$2,976	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

1. DESCRIPTION OF BUSINESS

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

In May of 2011, the business focus of the Company evolved with a rapid expansion strategy in the life sciences and healthcare industry.  A mandate was created to acquire companies within the biopharma sector, targeting innovative research and development as well as scalable manufacturing capacity in three niche market segments:

1.    CRAM – Contract Research and Manufacturing for Life Sciences Companies
2.    HEALTHCARE INNOVATION – Novel Drug and Device Delivery Format Packaging
3.    BIOPHARMA PARTNERSHIPS – Strategic Development and Production Alliances

The Company is now focused primarily on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada. We plan to acquire or invest in multiple licensed producers in Canada and the U.S.  The Company will require financing to make such acquisitions. There can be no assurance it can secure such financing or that it will be able to make such acquisitions even if financing is available.  Moreover, even if it acquires business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

The Company is focused on exploiting the opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada effective April 1, 2014.  We decided on a strategy to acquire controlling positions in value added companies while allowing them to keep their integrity and entrepreneurial spirit.  These firms would have or would imminently acquire production licenses under the new regime and will operate through one of the Company’s wholly owned subsidiary companies, MDRM Group (Canada) Ltd.  We will also consider investing in licensed producers in the U.S. as well as suppliers to the industry.

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

MODERN MOBILITY AIDS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating losses on an ongoing basis. Further, as of June 30, 2014, and June 30, 2013, the Company had a working capital deficit of $713,057 and $519,773, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of our inception (December 19, 2007) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

Principles of Consolidation

The Company's consolidated financial statements for the year ended June 30, 2014, include the accounts of its wholly owned subsidiaries Modern Mobility Aids, Inc., an Ontario, Canada, based company and MDRM Group (Canada) Ltd. an Ontario, Canada based company. Modern Mobility Aids, Inc. was incorporated on September 2, 2009, during the year ended June 30, 2011. MDRM Group (Canada) Ltd. was incorporated on July 14, 2011. All significant intercompany balances and transactions have been eliminated on consolidation.

MODERN MOBILITY AIDS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

3. SIGNIFICANT ACCOUNTING POLICIES - continued

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended June 30, 2014 and 2013.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange. As of June 30, 2014, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

MODERN MOBILITY AIDS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002. Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the year ended June 30, 2014, and 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the years ended June 30, 2014, and 2013.

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

MODERN MOBILITY AIDS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassifications

Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total shareholders’ deficit.

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above.

4. NON-REDUNDABLE DEPOSIT ON BUSINESS ACQUISITION

The Company, through a wholly-owned subsidiary, MDRM Group (Canada) Ltd., formed in Ontario, Canada, entered into an acquisition agreement on May 8, 2014 with a private Ontario company (“Potential Licensee”) to acquire 100% of the issued and outstanding shares of Potential Licensee. The Potential Licensee is in the final stage of obtaining their Medical Marijuana growers license. The Potential Licensee is located in the Province of Ontario, owns a fully functional production facility, and is awaiting final inspection by Health Canada. The transaction includes real property and related facilities. Pursuant to the terms of the acquisition agreement, the Company paid a non-refundable advance against acquisition of $46,000 to the law firm of the sellers, in Trust, in the transaction. On the instruction of the Company, on June 18, 2014, an amount of $41,400 was released to the vendor from the Trust account leaving a balance of $4,400 in the trust account.

Under the terms of the acquisition agreement, the Company will pay CDN$2.5 million at Closing with an additional CDN$2.5 million due one year from the original Closing date. The Company will also, at closing, issue a warrant to the sellers to purchase up to 1 million shares of the Company shares at a 25% discount to market. The Closing of the acquisition agreement is subject to receipt of a license from Health Canada under Marijuana for Medical Purposes Regulation ("MMPR").

As at the date of this report, the Company does not have the CDN $5 million required to complete the acquisition there is no assurance that the required financing will be available, or if available, on terms that will be acceptable to Company. If we are not able to obtain needed financing, we may have to cancel the agreement. Upon cancellation, the initial deposit amount of $46,000 paid by the Company will be forfeited. Even if we raise the funds necessary to acquire the business, there can be no assurance that the business will be successful.

5. RELATED PARTY TRANSACTIONS

In November 2013, the Company paid $19,093 to a Company owned by Mr. Karatella for services rendered to and expenses incurred on behalf of the Company during 2011 and 2012 and in November 2013, paid directly to Mr. Karatella $4,773 for services rendered to the Company during 2011 and 2012 and expenses incurred on behalf of the Company.

As of June 30, 2014 there was a balance due to related parties in the amount of $163,271 for services provided to the Company. As of June 30, 2014 there have been $9,434 in advanced expenses to an executive of the Company.

MODERN MOBILITY AIDS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

6. SHAREHOLDERS LOAN

In support of the Company’s efforts and cash requirements, it may rely on advances from shareholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

 The loans payable to shareholders are payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay. As of June 30, 2014, the loan consisted of $425,808 principal and accrued interest of $0.

7. NOTES PAYABLE

The Note is unsecured and bears interest 10% per annum and is payable on maturity date June 26, 2015,

8. COMMITMENTS AND CONTINGENCIES

The Company, through a wholly-owned subsidiary, MDRM Group (Canada) Ltd., formed in Ontario, Canada, entered into an acquisition agreement on May 8, 2014 with a private Ontario company (“Potential Licensee”) to acquire 100% of the issued and outstanding shares of Potential Licensee.  The Potential Licensee is in the final stage of obtaining their Medical Marijuana growers license.  The Potential Licensee is located in the Province of Ontario, owns a fully functional production facility, and is awaiting final inspection by Health Canada. The transaction includes real property and related facilities. Pursuant to the terms of the acquisition agreement, the Company paid a non-refundable advance against acquisition of $46,000 to the law firm of the sellers, in Trust, in the transaction. On the instruction of the Company, on June 18, 2014, an amount of $41,400 was released to the vendor from the Trust account leaving a balance of $4,400 in the trust account.

Under the terms of the acquisition agreement, the Company will pay CDN$2.5 million at Closing with an additional CDN$2.5 million due on the first anniversary date of the Closing.  The Company will also issue, at Closing, a warrant to the sellers to purchase up to 1 million shares of the Company shares at a 25% discount to market. The Closing of the acquisition agreement is subject to receipt of a license from Health Canada under Marijuana for Medical Purposes Regulation ("MMPR").

As at the date of this report, the Company does not have the CDN $5 million required to complete the acquisition there is no assurance that the required financing will be available, or if available, on terms that will be acceptable to Company.  If we are not able to obtain needed financing, we may have to cancel the agreement. Upon cancellation, the initial deposit amount of $46,000 paid by the Company will be forfeited Even if we raise the funds necessary to acquire the business, there can be no assurance that the business will be successful.

 On May 27, 2014, the Company, through its wholly-owned subsidiary, MDRM Group (Canada) Ltd,  entered into an agreement with a Wyoming registered public company (the "Public Company") , to sell up to forty-nine percent (49%)  of the shares of the Potential Licensee, for a total purchase consideration of $2,486,946. At the execution and acceptance of the said agreement, the Private Company paid a non-refundable sum of $23,070 to the Company for the option right granted under the said agreement to acquire shares of the Potential Licensee.

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

MODERN MOBILITY AIDS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

9 . OTHER INCOME

On May 27, 2014, the Company entered into an agreement with a Wyoming registered private company (the "Private Company") , through its wholly-owned subsidiary, MDRM Group (Canada) Ltd, to sell forty nine percent (49%)  of the shares of the Potential Licensee for the transaction discussed in Note 8 above, for a total purchase consideration of $2,486,946. At the execution and acceptance of the said agreement, the Private Company paid a non-refundable sum of $23,070 to the Company for the option right granted under the said agreement to acquire shares of the Potential Licensee.

10.  INCOME TAXES

The provision (benefit) for income taxes for the year ended June 30, 2014 and June 30, 2013, were as follows (assuming a 15 percent effective tax rate):

	Year Ended
	June 30,
	2014	2013
Current Tax Provision:
Federal
Taxable loss	$(42,636)	$(7,890)
Valuation allowance	42,636	7,890

Total current tax provision	$--	$--

Cumulative Tax Provision:
Federal
Loss carryforwards	$124,992	$87,756
Change in valuation allowance	$(124,992)	$(87,756)

Total deferred tax provision	$--	$--

The Company had carried forward tax losses as of June 30, 2014 and June 30, 2013 as follows:

	Year Ended
	June 30,
	2014	2013

Loss carryforwards	$833,283	$585,040
Less - Valuation allowance	(833,283)	(585,040)

Total net deferred tax assets	$--	$--

As of June 30, 2014, the Company had approximately $833,283 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended June 30, 2014 and June 30, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

11. SHAREHOLDERS' DEIFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share, and 1,000,000 shares of preferred stock at par value of $0.001 per share.

On August 18, 2011, the Company implemented a 20 for 1 forward stock split whereby each shareholder of record received an additional 19 shares of common stock for every 1 share held of record. All references to shares reflect the split.

MODERN MOBILITY AIDS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

11. SHAREHOLDERS' DEIFICIT - continued

During the year ended June 30, 2014:

-	250,000 common shares issued at a price of $0.05 for consulting services provided by a related party,

-	1,431,792 shares of common stock were sold for cash consideration of $88,465, at a price ranging from $0.05 to $0.08 per common share.

-
On November 22, 2013, Mohamed K. Karatella, formerly the Company’s President, Chief Financial Officer, Treasurer, Principal Accounting Officer and the owner of 66.5% of its outstanding common stock agreed to contribute 120,000,000 shares of the Company’s common stock to the Company. The Company cancelled the shares. Mr. Karatella did not receive any compensation in connection with this transfer.

As at June 30, 2014 there were 77,161,792 shares of common stock issued and outstanding.

12. SUBSEQUENT EVENTS

On August 26, 2014, the Company, through a wholly-owned subsidiary, MDRM Group (Canada) Ltd, formed in Ontario, Canada, entered into an assignment agreement to acquire 100% of a private company's intellectual rights and prosperities in cash consideration of $66,290 and 5 million shares of common stock of the Company to be issued as per the terms of the agreement.

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

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through October 14, 2014, the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

 Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MOBILITY AIDS, INC.

Date: October 17, 2014	By:	/s/ Preston J. Shea
Preston J. Shea
[President, Chief Financial Officer, Treasurer, Principal Accounting Officer,and Secretary]

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons on October 17, 2014 in the capacities and on the dates indicated:

Signature	Title

/s/ Preston J. Shea	President, Chief Financial Officer, Treasurer, Secretary and Director
Preston J. Shea

/s/ Kenneth Pinckard	Chief Executive Officer and Director
Kenneth Pinckard