Form 10-K/A
period 2014-06-30
Modern Mobility Aids, Inc.
filed 2014-11-20
CIK 1497165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Modern Mobility Aids, Inc.'s Annual Report on Form 10-K for the period ended June 30, 2014, filed with the Securities and Exchange Commission on October 17, 2014 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

23.1	Consent of Ronald R. Chadwick, P.C.
31	Sec. 302 Certification of CEO/CFO *****
32	Sec. 906 Certification of CEO/CFO *****
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Included in our S-1 filing on August 23, 2010.
***	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.
****	Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.
*****	Included in our annual report on Form 10-K filed with the Securities and Exchange Commission on October 17, 2014.

 Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MOBILITY AIDS, INC.

Date: November 20 , 2014	By:	/s/ Preston J. Shea
Preston J. Shea
[President, Chief Financial Officer, Treasurer, Principal Accounting Officer,and Secretary]

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons on November 20 , 2014 in the capacities and on the dates indicated:

Signature	Title

/s/ Preston J. Shea	President, Chief Financial Officer, Treasurer, Secretary and Director
Preston J. Shea

/s/ Kenneth Pinckard	Chief Executive Officer and Director
Kenneth Pinckard