Form 10-Q
period 2014-09-30
Modern Mobility Aids, Inc.
filed 2014-11-20
CIK 1497165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-168983

Modern Mobility Aids, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27- 4677038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

First Canadian Place, Suite 350, Toronto, Ontario, CANADA	M5X 1C1
(Address of Principal Executive Offices)	(Zip Code)

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 20, 2014
Common Stock, $0.001 par value	86,886,287

MODERN MOBILITY AIDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MOBILITY AIDS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Condensed Consolidated Financial Statements:

●	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and June 30, 2014 (audited)	3

●	Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2014 and 2013, (unaudited)	4

●	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the period ended September 30, 2014	5

●	Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2014 and 2013(unaudited)	6

●	Notes to Condensed Consolidated Unaudited Financial Statements	7

MODERN MOBILITY AIDS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	NOTES	SEPTEMBER 30, 2014 (unaudited)	JUNE 30, 2014 (audited)
ASSETS
Current Assets:
Cash		$1,406	$2,976
Short term expense advances and deposits	5	9,018	9,434
Total Current Assets		10,424	12,410

Non-refundable deposit on business acquisition	6	46,006	46,006
Intangible asset – License agreement	7	316,290	-

Total Assets		$372,720	$58,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities		$112,561	$116,388
Due to related parties	8	182,331	163,271
Loan from shareholders	9	129,538	425,808
Notes payable	10	95,897	20,000
Total Current Liabilities		520,327	725,467

Total Liabilities		520,327	725,467

Commitments and Contingencies	11

Stockholders' Deficit:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized issued and outstanding		-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 86,886,287 and 77,161,792shares issued and outstanding		86,886	77,162
Additional paid in capital		638,095	89,070
Common stock issuable	7	250,000	-
Accumulated deficit		(1,122,588)	(833,283)
Total Stockholders' Deficit		(147,607)	(667,051)

Total Liabilities and Stockholders’ Deficit		$372,720	$58,416

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

		Three Months Ended September 30,
	NOTES	2014	2013
Revenues, net		$-	$-
Operating expenses:
Consulting fees	12	171,219	-
Loss on settlement of loan – related party	13	91,706	-
Consulting fees, related parties		7,790	-
Accounting and audit fees		4,187	5,500
Bank charges and interest expenses		1,039	52
Office and general expenses		2,438	330
Office rent		3,590	-
Travel and meetings		9,638	-
Transfer agent and investor relation		1,514	3,125
Charitable contribution		1,406	-
Total operating expenses		294,527	9,007

(Loss) from Operations		(294,527)	(9,007)

Other Income (Expense)		5,222	(1,768)

(Loss) before Income Taxes		(289,305)	(10,775)

Provision for Income Taxes		-	-

Net (Loss) for the period		$(289,305)	$(10,775)

(Loss) Per Common Share - Basic and Diluted		$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding - Basic and Diluted		81,583,581	195,480,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDED SEPTEMEBR 30, 2014
(UNAUDITED)

			Additional	Common
	Common stock		Paid-in	Stock	Accumulated
	Shares (1)	Amount	Capital	Issuable	Deficit	Total

Balance – July 1, 2013 –audited	195,480,000	$195,480	$(130,213)	$-	$(585,040)	$(519,773)
Common stock issued for cash, in May and June 2014	1,431,792	1,432	87,033	-	-	88,465
Common stock issued for services, in May 2014	250,000	250	12,250	-	-	12,500
Cancellation of common stock	(120,000,000)	(120,000)	120,000	-	-	-
Net (loss) for the period	-	-	-	-	(248,243)	(248,243)
Balance – June 30, 2014 –audited	77,161,792	77,162	89,070	-	(833,283)	(667,051)
Common stock issued against debt conversion	7,974,495	7,974	382,775	-	-	390,749
Common stock issued for services	1,750,000	1,750	166,250	-	-	168,000
Common stock issuable as consideration for license agreement	-	-	-	250,000	-	250,000
Net (loss) for the period	-	-	-	-	(289,305)	(289,305)
Balance – September 30, 2014 - unaudited	-86,886,287	$86,886	$638,095	$250,000	$(1,122,588)	$(147,607)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTH ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	2014	2013
Operating Activities:
Net (loss)	$(289,305)	$(10,775)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss on settlement of loan-related party	91,706	-
Stock issued for consulting fees	168,000	-
Changes in Current Assets and Liabilities-
Short term advances and deposits	416	-
Accounts payable and accrued liabilities	(3,826)	10,301

Net Cash (Used in) Operating Activities	(33,009)	(474)

Investing Activities:
Intangible assets-License agreement	(66,290)	-

Net Cash (Used in) Investing Activities	(66,290)	-

Financing Activities:
Bank overdraft	-	43
Due to related parties	19,060	-
Loan from shareholders	2,772	431
Notes payable	75,897	-

Net Cash Provided by Financing Activities	97,729	474

Net Increase (decrease) in Cash	(1,570)	-

Cash - Beginning of Period	2,976	-

Cash - End of Period	$1,406	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities:

Consideration of 5 million shares of common stock issuable		-
for the acquisition of license agreement	$250,000	$-
Debt settled through the issuance of 7,974,495 shares of common stock	$299,043	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

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

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS- continued

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating losses on an ongoing basis. Further, as of September 30, 2014, and June 30, 2014, the Company had a working capital deficit of $509,903 and $713,057, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult focus to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

3.	UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form10-Q and Article 8of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended June 30, 2015.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014included in our Form 10-K filed with the SEC.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of our inception (December 19, 2007) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

Principles of Consolidation

The Company's consolidated financial statements for the three months ended September 30, 2014, include the accounts of its wholly owned subsidiaries Modern Mobility Aids, Inc. and MDRM Group (Canada) Ltd. both Ontario, Canada based company. Modern Mobility Aids, Inc. was incorporated on September 2, 2009 and MDRM Group (Canada) Ltd. was incorporated on July 14, 2011. All significant intercompany balances and transactions have been eliminated on consolidation.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Intangible Assets

Upon acquisition, identifiable intangible assets are recorded at cost and are carried at cost less accumulated amortization.  Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives as follows:

License agreements                                           5 years

Residual values and useful lives are reviewed at the end of each reporting period and adjusted, if appropriate.

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at September 30, 2014, 5 million shares of common stock were issuable in respect of the acquisition of a license agreement and a currently undetermined number of warrants were contracted to be issued under certain consulting agreements commencing July 17, 2015. These potentially dilutive securities were excluded from the computation of the number of shares issued and outstanding as their effect would have been anti-dilutive as the Company incurred losses during the three months ended September 30, 2014 and 2013.

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

The Company maintains a valuation allowance with respect to deferred tax assets. Modern Mobility Aids establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment as to whether the related deferred tax asset could be realized. Any change in the valuation allowance will be included in income in the year of the change in estimate.

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange.  As of September 30, 2014, the carrying value of the Company’s financial instruments comprising cash, short term expense advances and deposits, accounts payable and accruals, due to related parties, loan from shareholders and notes payable approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under r ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

 Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur any advertising or promotion costs during the three month periods ended September 30, 2014, and 2013.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options. Pursuant to consulting agreement dated July 27, 2014 (Note 12) with Medical Advisory Board, beginning on the first anniversary date of the engagements of the member of the Advisory Board, and continuing on each successive anniversary thereafter, the Company has an intend to issue as yet undetermined number of warrants to each member of the Advisory Board to purchase additional shares of the Company. The exercise price to be determined by applying twenty five (25) percent discount to the average of the closing price of the Company's stock as reported by Bloomberg, L.P, or any other independent reporting services, for the ten (10) trading days prior to the date of the exercise of the warrant. As the number of warrants to be issued has yet to be determined, no value has been assigned to the as yet undetermined number warrants to be issued effective July 27, 2015.

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

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

5.	SHORT TERM EXPENSES ADVANCES AND DEPOSITS

As of September 30, 2014 $9,018 had been advanced to an executive of the Company against future business expenses to be incurred.

6.	NON-REDUNDABLE DEPOSIT ON BUSINESS ACQUISITION

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

Under the terms of the acquisition agreement, the Company will pay CDN$2.5 million at Closing with an additional CDN$2.5 million due one year from the original Closing date. The Company will also, at closing, issue a warrant to the sellers to purchase up to 1 million shares of the Company shares at a twenty five (25) percent discount to market. The Closing of the acquisition agreement is subject to receipt of a license from Health Canada under Marijuana for Medical Purposes Regulation ("MMPR").

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

6.	NON-REDUNDABLE DEPOSIT ON BUSINESS ACQUISITION- continued

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

7.	INTANGIBLE ASSETS – LICENSING AGREEMENT

On August 26, 2014, the Company, through a wholly-owned subsidiary, MDRM Group (Canada) Ltd, formed in Ontario, Canada, entered into an exclusive licensing agreement to market, sell and service proprietary stent technology within certain designated territories. The license was acquired for a cash payment of $66,290 and 5 million shares of the Company's common stock issuable as follows;

•	Two million (2,000,000) common shares upon delivery of certain materials, drawings and Prototypes to the Company;

•	Two million (2,000,000) common shares upon earlier of (i) the completion of a Prototype by the Company, or (ii) one year from the date of the agreement; and

•	One million (1,000,000) common shares upon receipt of approval from Health Canada for the sale in Canada of a device utilizing the intellectual property.

The Company has recognized a balance of stock issuable in the amount of $250,000 in respect of the5 million shares of the common shares of the Company issuable under the terms of the licensing agreement, valued at $0.05 per share based on the market price of our shares of common stock on the date of the agreement.

Management has determined the useful life of the acquired intellectual properties to be 5years.  No amortization has been taken as at September 30, 2014, as the intellectual properties are not ready for their intended use.  The Company must secure the approval of the governmental authorities in each licensed territory before it can manufacture and market the device in that particular territory.  The Company is unable to predict how long it will take to secure the requisite approvals.

8.	RELATED PARTY TRANSACTIONS

As of September 30, 2014 there was a balance due to related parties in the amount of $182,331 arising from short term advances to the Company to meet operational needs.

9.	STOCKHOLDERS' LOAN

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by promissory notes.

On August 28, 2014, the Company entered into a debt conversion agreement with one of the shareholders to convert an amount of $299,043 of his total balance owing of $425,399 by the Company. As a result of this conversion, the Company issued 7,974,495 common shares at a conversion price of $0.0375 per common shares, which represents a price per share determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on the five (5) trading days prior to the date of the conversion agreement. The market value of the 7,974,495 shares issued was $390,749, and consequently we recognized a net loss of $91,706 during the quarter as a result of this debt conversion.

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

9.	STOCKHOLDERS' LOAN- continued

As of September 30, 2014, the shareholder loan consisted of $129,538 principal and accrued interest of $Nil. The loans payable is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay.

10.	NOTES PAYABLE

The Note are unsecured and payable on maturity dates. The following summarizes the notes payable;

	September 30, 2014	June 30, 2014	Rate of Interest (per annum)	Maturity Date
Note payable - A	$20,000	$20,000	10%	June 26, 2015
Note payable - B *	$75,897	-	5%	August 31, 2015
	$95,897	$20,000

  * The Note is for CDN$ 85,000 valued at US$75,897 as at the balance sheet date.. An exchange gain of $1,814 has been recorded during the quarter.

11.	COMMITMENTS AND CONTINGENCIES

The Company, through a wholly-owned subsidiary, MDRM Group (Canada) Ltd., formed in Ontario, Canada, entered into an acquisition agreement on May 8, 2014with a private Ontario company (“Potential Licensee”) to acquire 100% of the issued and outstanding shares of Potential Licensee. The Potential Licensee is in the final stage of obtaining their Medical Marijuana growers license. The Potential Licensee is located in the Province of Ontario, owns a fully functional production facility, and is awaiting final inspection by Health Canada. The transaction includes real property and related facilities. Pursuant to the terms of the acquisition agreement, the Company paid a non-refundable advance against acquisition of $46,000 to the law firm of the sellers, in Trust, in the transaction. On the instruction of the Company, on June 18, 2014, an amount of $41,400 was released to the vendor from the Trust account leaving a balance of $4,400 in the trust account.

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

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES- continued

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

Under the terms of the Licensing Agreement which the Company entered into on August 26, 2014, the Company is obligated to issue 5 million shares of the Company's common stock as follows;

•	Two million (2,000,000) common shares upon delivery of certain materials, drawings and Prototypes to the Company;

•	Two million (2,000,000) common shares upon earlier of (i) the completion of a Prototype by the Company, or (ii) one year from the date of the agreement; and

•	One million (1,000,000) common shares upon receipt of approval from Health Canada for the sale in Canada of a device utilizing the intellectual property.

12.	CONSULTING FEES

On July 17, 2014, the Company entered into an engagement agreement, with seven (7) highly regarded professionals to become members of the "Medical Advisory Board" (the "Advisory Board") established by the Company. The primary responsibilities of the members of the Advisory Board include facilitating to explore potential business avenues and apprising of technological, competitive and other developments to the Company. In consideration of the services to be rendered by each members of the Advisory Board, the Company issued 250,000 common shares to each member on signing of the agreement. As a result of the engagement, the Company issued a total of 1,750,000 common shares at the price of $0.096 per common share, the closing price of the Company's stock as reported by Bloomberg, L.P. Consequently a consulting expense of $168,000 was recognized in our statements of operations for the three months ended September 30, 2014

Beginning on the first anniversary date of the engagements of the member of the Advisory Board, and continuing on each successive anniversary thereafter, the Company has an intend to issue as yet undetermined number of warrants to each member of the Advisory Board to purchase additional shares of the Company. The exercise price of the warrant will be determined by applying twenty five (25) percent discount to the average of the closing price of the Company's stock as reported by Bloomberg, L.P, or any other independent reporting services, for the ten (10) trading days prior to the date of the exercise of the warrant. The Board of Directors of the Company will determine annually for the number of shares to be allotted. As the number of warrants to be issued will not be determined until the first anniversary date of the engagement agreement, no compensation value has been assigned to the future issuance of this undetermined number of warrants at this time.

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

13.	LOSS ON SETTLEMENT OF LOAN-RELATED PARTY

On August 28, 2014, the Company entered into a debt conversion agreement with one of the shareholders to convert an amount of $299,043 of his total balance owing of $425,399 by the Company. As a result of this conversion, the Company issued 7,974,495 common shares at a conversion price of $0.0375 per common shares, which represents a price per share determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on the five (5) trading days prior to the date of the conversion agreement. The market value of the 7,974,495 shares issued was $398,725, and consequently we recognized a net loss of $91,706 during the quarter as a result of this debt conversion.

14.	INCOME TAXES

The provision (benefit) for income taxes for the three months ended September 30, 2014 and 2013, were as follows (assuming a 15 percent effective tax rate):

	Three Months Ended September 31,
	2014	2013
Current Tax Provision:
Federal
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal
Loss carryforwards	$43,396	$1,617
Change in valuation allowance	(43,396)	(1,617)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2014 and June 30, 2014 as follows:

	September 30, 2014	June 30, 2014
Loss carryforwards	$1,122,588	$833,283
Less - Valuation allowance	(1,122,588)	(833,283)
Total net deferred tax assets	$-	$-

As of September 30, 2014, the Company had approximately $1,122,588 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended September 30, 2014 and June 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

15.	STOCKHOLDERS' DEFICIT

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 1,000,000 shares with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the three months ended September 30, 2014 and 2013.

Common Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share.

On August 18, 2011, the Company implemented a 20 for 1 forward stock split whereby each shareholder of record received an additional 19 shares of common stock for every 1 share held of record. All references to shares reflect the split.

During the quarter ended September 30, 2014 we issued:

•
7,974,495 common shares at a conversion price of $0.0375per common shares against closing market price of $0.05 per common share, in settlement of a $299,043 of a loan from a shareholder, as discussed above in Note 9.

•
168,000 common shares issued at a price of $0.096, previous day closing prices of the Company's common share as reported by Bloomberg, L.P, for consulting service provided by related parties, as discussed in Note 12.

As at September 30, 2014 there were 86,886,287 shares of common stock issued and outstanding. As of the balance sheet date, the Company had not issued any shares nor granted any stock options under share-based compensation transactions

Common Stock Issuable

Under the terms of the Licensing Agreement which the Company entered into on August 26, 2014, the Company is obligated to issue 5 million shares of the Company's common stock as follows;

•	Two million (2,000,000) common shares upon delivery of certain materials, drawings and Prototypes to the Company;

•	Two million (2,000,000) common shares upon earlier of (i) the completion of a Prototype by the Company, or (ii) one year from the date of the agreement; and

•	One million (1,000,000) common shares upon receipt of approval from Health Canada for the sale in Canada of a device utilizing the intellectual property.

MODERN MOBILITY AIDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

15.	STOCKHOLDERS' DEFICIT- continued

The Company has recognized a balance of stock issuable in the amount of $250,000 in respect of the5 million shares of the common shares of the Company issuable under the terms of the licensing agreement, valued at $0.05 per share based on the market price of our shares of common stock on the date of the agreement.

Warrants

The Company had entered into an agreement on July 27, 2014 to issue an as yet undetermined number of warrants commencing July 27, 2015 with an exercise price to be determined by applying twenty five (25) percent discount to the average of the closing price of the Company's stock as reported by Bloomberg, L.P, or any other independent reporting services, for the ten (10) trading days prior to the date of the exercise of the warrant .As the number of warrants to be issued will not be determined until the first anniversary date of the engagement agreement, no compensation value has been assigned to the future issuance of this undetermined number of warrants at this time.

16.	SUBSEQUENT EVENT

As of the date of the issuance of this report, the Company had not received the materials, drawings and Prototypes specified under the licensing agreement and consequently had not issued the first tranche of 2 million shares of common stock.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through November 20, 2014 the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

The following table provides selected financial data about our Company as at September 30, 2014 and June 30, 2014.

Balance Sheet Data:	09/30/14	06/30/14
Cash	$1,406	$2,976
Total assets (other than cash)	$371,314	$55,440
Total liabilities	$520,327	$725,467
Shareholders' equity	$(147,607)	$(667,051)

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

References in this Report to “Modern Mobility Aids” refer to Modern Mobility Aids Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the three month  periods  ended September 30, 2014, and 2013, include the accounts of its two wholly owned subsidiary companies Modern Mobility Aids, Inc., and MDRFM Group (Canada) Ltd., both Ontario, Canada, based companies.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Our current cash balance as at September 30, 2014 is $1,406.  We expect to experience a shortage of funds.  Our shareholders have been lending us funds to enable us to pay our operating expenses.  There are no formal binding commitments or binding arrangements with them to advance or loan funds.  There are no terms regarding repayment of any loans or capital contribution.  If shareholders do not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

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

Results of Operations

For the three months ended September 30, 2014 compared to three months ended September 30, 2013

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our two wholly owned Canadian subsidiary companies. All significant intercompany balances and transactions have been eliminated on consolidation.

Revenue

During the three months ended September 30, 2014 and 2013 we generated no revenue as we have not commenced revenue generating activities at this time

Operating Expenses and Other Income (Expense)

During the three months ended September 30, 2014, we incurred operating expenses and other income (expense) of$289,305 compared to $10,775 in the same quarter of 2013.During the three months ended September 30, 2014, we incurred $171,219 for consulting fees as discussed in note 11 above, we recognized a loss of $91,706 on settlement of a related party loan for stock as discussed in note 5 above,$7,790 for consulting fees-related parties, $9,638 for business travel and meetings, $4,187 for accounting and audit fees, $1,514 for transfer agent fees, $2,438 for office and general expenses and $5,222 in foreign exchange gain. By comparison, during the three months ended September 30, 2013, we incurred $5,500 for accounting and audit fees, $3,125 for transfer agent fees, $330 for miscellaneous expenses and $1,768 in foreign exchange loss.

Losses

During the three month period ended September 30, 2014 we incurred losses of $289,305 compared with $10,775 in losses during the three month period ended September 30, 2013 due to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2014, we had $1,406 in cash compared to $2,976 at June 30, 2014.  As of September 30, 2013, we had a working capital deficit of $509,903, compared to a working capital deficit of $713,057 as of June 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Operating activities

Net cash used in operating activities for the three months ended September 30, 2014was $33,009, compared with net cash used in operating activities of $474 for the same period of prior year.  During the three months ended September 30, 2104 the Company incurred a loss of $289,305 which was largely due to the reason of issuing common stock for consulting services and loss on conversion of debts. By comparison, during the three months ended September 30, 2013 we had $10,775 loss which was largely offset by increase in accounts payable for cash flow purposes.

Investing Activities

Net cash used in investing activities during the three months ended September 30, 2014 was $66,290 paid as partial consideration for the acquisition of a licensing agreement compared to Nil in the same period of 2013.

Financing Activities

Net cash provided from financing activities during the three months ended September 30, 2014 was $97,729 compared to $474 provided by financing activities in the three months ended September 30, 2013. During the three months ended September 30, 2014, we received $19,060 from related parties, $2,772 from shareholders by way of loan and $75,897 by way of loan from related party. By comparison, during the three months ended September 30, 2013, we received $431 by way of loan from a shareholder and $43 by way of a bank overdraft.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended September 30, 2014, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014, because there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, through that evaluation, our management identified a material weakness in our internal control over financial reporting as a result of (i) inadequate personnel for documenting and execution of processes related to accounting for transactions; (ii) inadequate segregation of duties due to the lack of qualified accounting department personnel; and (iii) a lack of experienced personnel with relevant accounting experience, due to our limited financial resources. These deficiencies have resulted in, among other things, at times us being unable to provide timely account reconciliations. In order to address these issues, we will need to hire qualified employees or retain qualified individuals with the relevant accounting experience. We have to date been unable to implement remediation actions due to the lack of financial resources to do so. Our management intends to implement policies and procedures to remediate the material weakness the Company’s control over financial reporting when it has the financial resources to do so. Our remediation efforts to address this material weakness will include, among other things, hiring additional qualified personnel and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure this material weakness in the future. If this material weakness is not remediated or cured, then this deficiency in internal control over financial reporting could continue to adversely affect the timing and accuracy of our financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended September 30, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2014 we issued:

•
7,974,495 common shares at a conversion price of $0.0375 per common shares against closing market price of $0.05 per common share, in settlement of a $299,043 of a loan from a shareholder, as discussed above in Note 9 of the above financial statements.

•
168,000 common shares issued at a price of $0.096, previous day closing prices of the Company's common share as reported by Bloomberg, L.P, for consulting service provided by related parties, as discussed in Note 12 of the above financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three month periods ended September 30, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

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

*filed herewith
**Included in our S-1 filing on August 23, 2010.
***Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.
****Included in our current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.
*****Included in our current report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2014
MODERN MOBILITY AIDS INC.

By:	/s/ Kenneth Pinckard
Kenneth Pinckard
Chief Executive Officer and Director

By:	/s/ Preston J. Shea
Preston J. Shea
President, Chief Financial Officer and Chief Accounting Officer