Form 10-Q
period 2014-12-31
Galileo Life Sciences, Inc.
filed 2016-02-22
CIK 1497165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-168983

Galileo Life Sciences, Inc.

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 27, 2016
Common Stock, $0.001 par value	127,547,840

GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC.)

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC.)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013
(Unaudited)

Condensed Consolidated Financial Statements:

●	Condensed Consolidated Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014 (audited)	4

●	Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2014 and 2013, (unaudited)	5

●	Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2014 and 2013 (unaudited)	6

●	Notes to Condensed Consolidated Unaudited Financial Statements	7

GALILEO LIFE SCIENCES, INC. (FORMERLY MODERN MOBILITY AIDS, INC.) CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	DECEMBER 31, 2014	JUNE 30, 2014
ASSETS
Current Assets:
Cash	$535	$2,976
Short term expense advances and deposits	2,028	9,434
Total Current Assets	2,563	12,410

Non-refundable deposit on business acquisition	-	46,006
Intangible asset – license agreement	66,290	-

Total Assets	$68,853	$58,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$142,066	$116,388
Loan from shareholders	212,513	425,808
Notes payable	93,270	20,000
Other loans payable	161,232	163,271
Total Current Liabilities	609,081	725,467

Total Liabilities	609,081	725,467

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 105,066,389 and 77,161,792 shares issued and outstanding	105,066	77,162
Additional paid in capital	1,409,674	89,070
Accumulated deficit	(2,054,968)	(833,283)
Total Stockholders' Deficit	(540,228)	(667,051)

Total Liabilities and Stockholders’ Deficit	$68,853	$58,416

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	$-	$-	$-	$-
Operating expenses:
Consulting fees, related parties	728,982	13,838	736,772	15,213
Consulting fees, third parties	16,908	-	188,127	-
Loss on settlement of loan, related party	31,899	-	123,604	-
Loss on settlement of loan, third party	12,286	-	12,286	-
Loss on cancellation of agreement	27,750	-	27,750
Impairment of business acquisition deposit	46,006	-	46,006	-
Accounting and audit fees	5,647	9,436	9,834	14,936
Legal fees	29,863	6,544	29,863	6,544
Bank charges	358	40	511	57
Office and general expenses	2,444	19	4,883	357
Office rent	10,392	-	13,982	-
Travel and meetings	3,969	-	13,607	-
Transfer agent and investor relations	18,346	1,650	19,860	3,400
Charitable contribution	-	-	1,405	-
Total operating expenses	934,850	31,527	1,228,490	40,507

(Loss) from Operations	(934,850)	(31,527)	(1,228,490)	(40,507)

Other Income (Expense)
Interest expenses	(2,887)	-	(3,772)	(27)
Foreign currency gain (loss)	5,357	2,440	10,577	672
	2,470	2,440	6,805	645
(Loss) before Income Taxes	(932,380)	(29,087)	(1,221,685)	(39,862)

Provision for Income Taxes	-	-	-	-

Net (Loss) for the period	$(932,380)	$(29,087)	$(1,221,685)	$(39,862)

(Loss) Per Common Share - Basic and Diluted	$(0.01)	$(0.00)*	$(0.01)	$(0.00)*

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	92,780,925	144,610,435	87,212,847	195,480,000

* - denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	2014	2013
Operating Activities:
Net (loss)	$(1,221,685)	$(39,862)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss on settlement of loan-related party	123,604	-
Loss on settlement of loan, third party	12,286	.
Impairment of business acquisition deposit	46.006
Stock issued on cancellation of subscription agreement	27,750		-
Stock issued for consulting fees, related parties	859,706	-
Stock issued for services	10,250	-
Stock issued for interest on loans	1,472		-
Changes in Current Assets and Liabilities-
Short term advances and deposits	7,406	-
Accounts payable and accrued liabilities	25,678	31,162

Net Cash (Used in) Operating Activities	(107,527)	(8,700)

Investing Activities:
Intangible assets-license agreement	(66,290)	-

Net Cash (Used in) Investing Activities	(66,290)	-

Financing Activities:
Loan from shareholders	85,748	2,708
Notes payable	73,270	-
Other loans payable – related party	12,358	5,992

Net Cash Provided by Financing Activities	171,376	8,700

Net Increase (decrease) in Cash	(2,441)	-

Cash - Beginning of Period	2,976	-

Cash - End of Period	$535	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities:

Debt settled through the issuance of 8,477,247 shares of common stock	$450,801	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ended June 30, 2015.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014 included in our Form 10-K filed with the SEC.

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

Principles of Consolidation

The Company's consolidated financial statements for the three and six months ended December 31, 2014, include the accounts of its wholly owned subsidiaries Modern Mobility Aids, Inc. and MDRM Group (Canada) Ltd. and 2458509 Ontario Inc. and all are Ontario, Canada based companies. Modern Mobility Aids, Inc. was incorporated on September 2, 2009, MDRM Group (Canada) Ltd. was incorporated on July 14, 2011 and 2458509 Ontario Inc. was incorporated on March 17, 2015. All significant intercompany balances and transactions have been eliminated on consolidation.

Translation of Foreign Currencies

The Company's consolidated financial statements are prepared in US dollars.  The Company’s foreign subsidiaries in Canada are classified as fully integrated with the functional currency being the United States dollar.  The Company uses the temporal method of foreign currency translation for these operations.  Monetary assets and liabilities are translated at the exchange rates in effect on the balance sheet date.  Non-monetary assets are translated at historic exchange rates.  Revenue and expense amounts are translated using the exchange rates prevailing on the day of the transactions except depreciation of capital assets, which is translated at historic exchange rates. Gains and losses from foreign exchange translations are included in the statement of operations.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at December 31, 2014, 5 million shares of common stock were issuable in respect of the acquisition of a license agreement and a currently undetermined number of warrants were contracted to be issued under certain consulting agreements commencing July 17, 2015. These potentially dilutive securities were excluded from the computation of the number of shares issued and outstanding as their effect would have been anti-dilutive as the Company incurred losses during the three and six months ended December 31, 2014 and 2013.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Modern Mobility Aids could realize in a current market exchange.  As of December 31, 2014, the carrying value of the Company’s financial instruments comprising cash, short term expense advances and deposits, accounts payable and accruals, due to related parties, loan from shareholders and notes payable approximated fair value due to the short-term nature and maturity of these instruments.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

 Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur any advertising or promotion costs during the three and six month periods ended December 31, 2014, and 2013.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options. Pursuant to consulting agreements dated July 27, 2014 (Note 12) with Medical Advisory Board members, beginning on the first anniversary date of the engagements of the members of the Advisory Board, and continuing on each successive anniversary thereafter, the Company has an intent to issue as yet undetermined number of warrants to each member of the Advisory Board to purchase additional shares of the Company. The exercise price to be determined by applying twenty five (25) percent discount to the average of the closing price of the Company's stock as reported by Bloomberg, L.P, or any other independent reporting services, for the ten (10) trading days prior to the date of the exercise of the warrant. As the number of warrants to be issued has yet to be determined, no value has been assigned to the as yet undetermined number warrants initially planned to be issued effective July 27, 2015. The granting of warrants is at the discretion of the Board of Directors, and the number of warrants to be issued will be determined at the grant date.  Per the agreement with each member of the advisory Board, certain services were required to be provided by the members to earn additional shares of the Company through the warrants. Since the signing of the agreements, no services were provided to the Company as anticipated. Therefore, the Board of the Company decided, in the best interest of the Company, not to issue any warrants to the members of the advisory Board. Under the agreement, no cash benefit was agreed and compensation for services was to be paid only through shares or warrants of the Company.  As of the date of the issuance of this financial statements, the Board of Directors of the Company has not approved issuance of warrants nor does the Company expect to issue any warrants in the near future.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2015 presentation. The reclassifications had no effect on net loss, total assets, or total stockholders’ deficit.

Recently Issued Accounting Pronouncements

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred operating losses on an ongoing basis. Further, as of December 31, 2014, and June 30, 2014, the Company had a working capital deficit of $606,518 and $713,057, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

3.	SHORT TERM EXPENSES ADVANCES AND DEPOSITS

As of December 31, 2014, $2,028 had been paid as deposit against last month’s rent for office premises.

4.	NON-REFUNDABLE DEPOSIT ON BUSINESS ACQUISITION

The Company, through its wholly-owned subsidiary, MDRM Group (Canada) Ltd., entered into an acquisition agreement on May 8, 2014 with a private Ontario company (“Potential Licensee”) to acquire 100% of the issued and outstanding shares of Potential Licensee. The Potential Licensee was in the final stage of obtaining its Medical Marijuana growers license. The Potential Licensee owned a fully functional production facility, and was awaiting final inspection by Health Canada. The transaction includes real property and related facilities. Pursuant to the terms of the acquisition agreement, the Company paid a non-refundable advance against acquisition of $46,006 to the law firm of the sellers, in Trust, in the transaction. On the instruction of the Company, on June 18, 2014, an amount of $41,400 was released to the vendor from the Trust account leaving a balance of $4,606 in the trust account.

Under the terms of the acquisition agreement, the Company would pay CDN$2.5 million at closing for acquiring 100% of the issued and outstanding shares of Potential Licensee (the "Closing date") with an additional CDN$2.5 million due one year from  the Closing date. The Company would also, at the Closing date, issue a warrant to the sellers to purchase up to 1 million shares of the Company shares at a twenty five (25) percent discount to market. The closing of the acquisition agreement was subject to receipt of a license from Health Canada under Marijuana for Medical Purposes Regulation ("MMPR"). Under the terms, if we were not able to obtain needed financing, we would have to cancel the agreement. Upon cancellation, the initial deposit amount of $46,006 paid by the Company would be forfeited.

On May 27, 2014, the Company, through its wholly-owned subsidiary, MDRM Group (Canada) Ltd, entered into an agreement with a Wyoming registered public company (the "Public Company") , to sell up to forty-nine percent (49%) of the shares of the Potential Licensee, for a total purchase consideration of $2,486,946. At the execution and acceptance of the agreement on May 29, 2014, the Private Company paid a non-refundable sum of $23,070 to the Company for the option right granted under the said agreement to acquire shares of the Potential Licensee.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

4.	NON-REFUNDABLE DEPOSIT ON BUSINESS ACQUISITION - continued

There had been no progress or cooperation by the Potential License in the full implementation of the agreement and on November 12, 2014, the Company filed a statement of claim with Ontario Superior Court to enforce the agreement with the Potential Licensee. On May 5, 2015 the Company renegotiated the terms of the agreement with the Potential Licensee, and at that time transferred the acquisition rights to the Company's newly incorporated wholly owned subsidiary company, 2458509 Ontario Inc. Under the terms of the renegotiated agreement, the total purchase consideration was increased to CDN$5.5 million for site and solar panel operations without purchase of the property. In lieu of the purchase of the property, the Company entered into a 20 year lease with an option for an additional period of lease for the eighty eight acres of land at an annual lease payment of CDN$72,000 plus applicable taxes. The lease payment is subject to adjustment with the annual inflation price index. Per the terms of the new agreement on July 21, 2015 the Company paid CDN$50,000 and commitment to fund approximately CDN$550,000 in additional construction improvements required to meet Health Canada specifications.

The Company was not successful in raising the additional capital in a timely manner as anticipated by all parties under the renegotiated agreement dated May 5, 2015. On July 15, 2015 counsel for the Potential Licensee sought arbitration pursuant to the terms of the agreement and on July 28, 2015 particulars of the arbitration were sought by the Company but none were forthcoming from counsel for the Potential Licensee.  Instead, the Potential Licensee issued a State of Claim on August 4, 2015 alleging unacceptable delay in funding and risk of loss of a Health Canada license in the event construction was not finalized when Health Canada could call for a site inspection. The Potential Licensee sought to vacate the agreement and in order to freely seek capital from alternate sources so as to allow them to mitigate prospective damages that might occur through loss of an MMPR license opportunity if they could not comply with a Health Canada inspection. Despite concerted efforts to secure capital from the existing shareholder base and external sources, the Company concluded that the necessary capital could not be raised and to avoid further litigation and potential loss of litigation and agreed to a mutual release of all claims between the parties effective August 27, 2015.

As a result of the aforementioned developments, the Company recorded an impairment of the entire $46,006 acquisition deposit. Consequently, the agreement made with the Public Company dated May 27, 2014 has been cancelled.

5.	INTANGIBLE ASSETS – LICENSING AGREEMENT

On August 26, 2014, the Company, through its wholly-owned subsidiary, MDRM Group (Canada) Ltd, formed in Ontario, Canada, entered into an exclusive licensing agreement to market, sell and service proprietary stent technology within certain designated territories. The license was acquired for a cash payment of $66,290 and 5 million shares of the Company's common stock issuable as follows;

·	Two million (2,000,000) common shares upon delivery of certain materials, drawings and Prototypes to the Company;

·	Two million (2,000,000) common shares upon earlier of (i) the completion of a Prototype by the Company, or (ii) one year from the date of the agreement; and

·	One million (1,000,000) common shares upon receipt of approval from Health Canada for the sale in Canada of a device utilizing the intellectual property.

Management has determined the useful life of the acquired intellectual properties to be 5 years.  No amortization has been taken as at December 31, 2014, as the intellectual properties are not ready for their intended use.

As of the date of the issuance of this report, the Company had not received the materials, drawings and Prototypes specified under the licensing agreement and consequently had not issued the first tranche of 2 million shares of common stock.  The Company paid an amount of $4,200 in October 2015 for the renewal of the said IP as one of the conditions of the undergoing negotiations. Further, as of this date, the Company is expediting the matter with the owners of the intellectual properties so that commercial activities can be initiated as early as possible.

The Company must secure the approval of the governmental authorities in each licensed territory before it can manufacture and market the device in that particular territory.  The Company is unable to predict how long it will take to secure the requisite approvals.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

6.	STOCKHOLDERS' LOAN

On August 28, 2014, the Company entered into a debt conversion agreement with one of the shareholders to convert an amount of $299,043 of his total balance owing of $425,399 by the Company. As a result of this conversion, the Company issued 7,974,495 common shares at a conversion price of $0.053 per common shares, which represents the closing prices of the Company's common share as reported by Bloomberg, L.P on the date of the conversion agreement. As a result of this debt conversion, we recognized a net loss of $123,604 during the six months period ended on December 31, 2014, out of which $91,706 was recognized during the quarter ended on September 30, 2014.

As of December 31, 2014, the Company owed a shareholder $200,556. The loan is payable on demand, unsecured and bears no interest.  The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay.  On February 4, 2015 the Company entered into an agreement with the same shareholder to convert a sum of $188,848 out of his total debt balance into 9,079,181 common shares of the Company at a conversion price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the conversion agreement.

As of December 31, 2014, the Company owed a shareholder $3,183. The loan is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay.

As of December 31, 2014, the Company owed a shareholder $8,775. The loan is payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay.

7.	NOTES PAYABLE

The Notes are unsecured and payable on the following maturity dates. The following summarizes the notes payable;

	December 31, 2014	June 30, 2014	Rate of Interest (per annum)	Maturity Date
Note payable - A	$20,000	$20,000	10%	June 30, 2016
Note payable - B *	$73,270	-	5%	June 30, 2016
	$93,270	$20,000

  * The Note is for CDN$ 85,000 valued at US$73,270 as at the balance sheet date. An exchange gain of $2,626 has been recorded during the three months period ended on December 31, 2014 and $4,441 for the period of six months period ending on the balance sheet date.

8.	OTHER LOANS PAYABLE

In addition to the loans from related parties and shareholders, the Company also relies on financial support from third parties to meet its operational requirements. This reliance may continue until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by third parties. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by promissory notes.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

8.	OTHER LOANS PAYABLE - continued

On November 15, 2014, the Company entered into a debt conversion agreement with one of the private lenders to convert total debt of $15,837, which includes $14,367 of principal balance and $1,471 of accrued interest as at the date of the agreement at ten percent (10%) per annum. Pursuant to the terms of the agreement, the number of shares of restricted common shares of the Company as shall be determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on to the date the agreement. As a result of this debt conversion, the Company issued 502,752 common shares at a conversion price of $0.056 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P, on the date of the conversion of the debts. The Company recognized a loss of $12,286 during the quarter, as a result of this debt conversion.

As of December 31, 2014 there was a balance of $161,232 for other loans payable arising from short term advances to the Company to meet operational needs. The amount is unsecured, with no formal agreed upon rate of interest and is payable on demand.

9.	COMMITMENTS AND CONTINGENCIES

The Company is actively and aggressively pursuing various other opportunities relating to the medical marijuana and biopharma industries which meet its investment criteria. To this end, we have entered into letters of intent to purchase controlling interests in two other private companies each in the final stages of obtaining its Medical Marijuana growers license. The actual terms and conditions of these two proposed transactions will be disclosed at such time as the Company has entered into definitive agreements on the matters.

Under the terms of the Licensing Agreement which the Company entered into on August 26, 2014 with a private company involved in developing medical devices, who is developing a unique and innovative platform for advanced IV catheters that can withdraw blood without the use of a needle. ActiVein creates a new meaning to the word "Safer Quality Care" in Hospitals and medical facilities for patients and the medical personal, the Company paid $66,290 to the private company and is obligated to issue 5 million shares of the Company's common stock as follows;

·	Two million (2,000,000) common shares upon delivery of certain materials, drawings and Prototypes to the Company;

·	Two million (2,000,000) common shares upon earlier of (i) the completion of a Prototype by the Company, or (ii) one year from the date of the agreement; and

·	One million (1,000,000) common shares upon receipt of approval from Health Canada for the sale in Canada of a device utilizing the intellectual property.

As of the date of the issuance of this report, the Company had not received the materials, drawings and Prototypes specified under the licensing agreement and consequently had not issued the first tranche of 2 million shares of common stock.  Despite these delays, the agreement is still in effect, however, the license is still not ready for its intended use. The Company is in the process of re-negotiating the terms of the agreement.. Arrangements were made in July 2015 to have all prototypes, equipment, and records packaged and crated for pick up by Company’s designated carrier for delivery to Toronto. We are awaiting assembly and packaging of all materials at this time. The Company paid an amount of $4,200 in October 2015 for the renewal of the said IP as one of the conditions of the undergoing negotiations. Further, as of this date, the Company is expediting the matter with the owners of the intellectual properties so that commercial activities can initiated as early as possible.

In order to bring the device to market the company will have to incur significant product development costs and receive regulatory approval from the each of the jurisdictions in which it is qualified to sell and distribute the device further to the terms of the license agreement.

The Company must secure the approval of the governmental authorities in each licensed territory before it can manufacture and market the device in that particular territory.  The Company is unable to predict how long it will take to secure the requisite approvals.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

10.	CONSULTING FEES

a).  RELATED PARTIES

The Company recognizes that it is essential to attract and retain officers and directors who are qualified, capable and willing to serve the Company. Each one of them performs a valuable service for the Company and is entitled to and should be fairly compensated for such services and the duties and responsibilities imposed by the Company, its bylaws, federal and state statutesz, and various regulatory bodies.

On July 17, 2014, the Company entered into an engagement agreement, with seven (7) highly regarded professionals to become members of the "Medical Advisory Board" (the "Advisory Board") established by the Company. The primary responsibilities of the members of the Advisory Board include facilitating to explore potential business avenues and apprising of technological, competitive and other developments to the Company. In consideration of the services to be rendered by each members of the Advisory Board, the Company issued 250,000 common shares to each member on signing of the agreement. As a result of the engagement, the Company issued a total of 1,750,000 common shares at the price of $0.102 per common share, the closing price of the Company's stock as reported by Bloomberg, L.P. Consequently a consulting expense of $178,500 was recognized in our statements of operations for the six months ended December 31, 2014.

Beginning on the first anniversary date of the engagements of the member of the Advisory Board, and continuing on each successive anniversary thereafter, the Company has intends to issue as yet undetermined number of warrants to each member of the Advisory Board to purchase additional shares of the Company. The exercise price of the warrant will be determined by applying twenty five (25) percent discount to the average of the closing price of the Company's stock as reported by Bloomberg, L.P, or any other independent reporting services, for the ten (10) trading days prior to the date of the exercise of the warrant. The Board of Directors of the Company will determine annually for the number of shares to be allotted. As the number of warrants to be issued will not be determined until after the first anniversary date of the engagement agreement, no compensation value has been assigned to the future issuance of this undetermined number of warrants at this time. The granting of warrants is at the discretion of the Board of Directors, and the number of warrants to be granted will be determined at the grant date.  Per the agreement with each member of the advisory Board, certain services were required to be provided by the members to earn additional shares of the Company through the warrants. Since the signing of the agreements, no services were provided to the Company as anticipated. Therefore, the Board of the Company decided, in the best interest of the Company, not to issue any warrants to the members of the advisory Board. Under the agreement, no cash benefit was agreed and compensation for services was to be paid only through shares or warrants of the Company.  As of the date of the issuance of this financial statements, the Board of Directors of the Company has not approved issuance of warrants nor does the Company expect to issue any warrants in the near future.

On December 1, 2014, the Board of Directors of the Company, in recognition of the valuable services performed by its officers and executives, approved issuance of 16,250,000 common shares at the market price of $0.041 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P on the date of the resolution, and recognized $666,250 of consulting expense. Additionally, the Company issued 427,350 common shares, as a result of the Company's compensation agreement entered into on December 1, 2014 with executives of the Company. According to the agreements, to the extent of any compensation owing to executives shall not have been paid as of the end of any calendar month, the Company may issue, or cause to be issued to those officers willing to accept same, in lieu of cash or other forms of payments for such services rendered, such number of shares of restricted common shares of the Company as shall be determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on to the date of the notice by any such officer to the Company that he elects to be paid in shares of common stock. All shares of common stock issued pursuant to the agreements shall be restricted pursuant to the provision of Rule 144 promulgated by the Securities Exchange Commission. As a result, the Company issued 427,350 common shares at a conversion price of $0.035 per common shares, which represents the closing price per share of the Company's common share as reported by Bloomberg, L.P prior to the date of the notice of intention. The Company issued shares as per the agreement and consequently recognized a net loss of $2,457 during the quarter.

b).   THIRD PARTIES

On December 1, 2014, the Board of Directors of the Company, in recognition of the valuable services performed by a consultant of the Company for services performed in relation to investor relation, approved issuance of 250,000 common shares at the market price of $0.041 per common shares for a total sum of $10,250. The Company issued 250,000 common shares subsequently on January 12, 2015.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

11.	LOSS ON SETTLEMENT OF LOANS

a).   RELATED PARTY

On August 28, 2014, the Company entered into a debt conversion agreement with one of the shareholders, who holds more than 10 percent of the Company's shareholdings, to convert an amount of $299,043 of his total balance owing of $425,399 by the Company. As a result of this conversion, the Company issued 7,974,495 common shares at a conversion price of $0.053 per common shares, which represents the closing prices of the Company's common share as reported by Bloomberg, L.P on the date of the conversion agreement. As a result of this debt conversion, we recognized a net loss of $123,604 during the six months period ended on December 31, 2014, out of which $91,706 was recognized during the quarter ended on September 30, 2014.

 b).   THIRD PARTY

On November 15, 2014, the Company entered into a debt conversion agreement with one of the private lenders to convert a total debt of $15,837, which includes $14,366 of principal balance and $1,471 of accrued interest of ten percent (10%) per annum as at the date of the agreement. Pursuant to the terms of the agreement, the number of shares of restricted common shares of the Company as shall be determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on to the date the agreement. As a result of this debt conversion, the Company issued 502,752 common shares at a conversion price of $0.056 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P, on the date of the conversion of the debts. The Company recognized a loss of $12,286 during the quarter, as a result of this debt conversion.

12.	AGREEMENT CANCELLATION CHARGES

On December 23, 2014, the Board of Directors of the Company approved cancellation of the subscription agreement made with a private company to purchase 308,000 common shares. The Board of Directors of the Company considered that it is in the interest of the Company to terminate the agreement and compensate the private company and its principals, who have, from time to time, provided services to the Company on a consulting basis. As a result of this cancellation, the Company issued a total of 750,000 common shares at a price of $0.037 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P, on the date of cancellation. Subsequent to the balance sheet date, the Company issued 500,000 shares on January 13, 2015.

13.	INCOME TAXES

The provision (benefit) for income taxes for the three and six months ended December 31, 2014 and 2013, were as follows (assuming a 34 percent effective tax rate):

	Three months Ended December 31,
	2014	2013
Current Tax Provision:

Federal Taxable income	$-	$-
Deferred tax expense	301,367	9,889
Change in deferred tax valuation allowance	(301,367)	(9,889)
Total current tax provision	$-	$-

	Six months Ended December 31,
	2014	2013
Current Tax Provision:

Federal Taxable income	$-	$-
Deferred tax expense	399,731	13,553
Change in deferred tax valuation allowance	(399,731)	(13,553)
Total current tax provision	$-	$-

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

13.	INCOME TAXES - continued

The Company had deferred income tax assets as of December 31, 2014 and June 30, 2014 as follows:

	December 31, 2014	June 30, 2014
Loss carry forwards	$683,047	$283,316
Less - Valuation allowance	(683,047)	(283,316)
Total net deferred tax assets	$-	$-

As of December 31, 2014, the Company had approximately $2,008,963 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended December 31, 2014 and June 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

14.	STOCKHOLDERS' DEFICIT

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 1,000,000 shares with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the six months ended December 31, 2014 and 2013.

On January 12, 2015, the Company, by amending its articles of incorporation, authorized one million Series A preferred shares without designation. Resolution was made on January 12, 2015 and filed with the State of Nevada approving the designation of certain rights and privileges to such preferred shares. Included in those designations are conversion rights into common shares of the Company. For each Series "A" preferred share converted, the shareholder shall receive eight common shares of the Company and voting privileges equal to two hundred votes for each Series "A" share where preferred shares are entitled to vote.

Common Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share.

During the three months period ended December 31, 2014 we issued:

•
On November 15, 2014, the Company entered into a debt conversion agreement with one of the private lenders to convert a total debt of $15,837, which includes $14,367 of principal balance and $1,471 of accrued interest as at the date of the agreement at ten percent (10%) per annum. Pursuant to the terms of the agreement, the number of shares of restricted common shares of the Company as shall be determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on to the date the agreement. As a result of this debt conversion, the Company issued 502,752 common shares at a conversion price of $0.056 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P, on the date of the conversion of the debts.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

14.	STOCKHOLDERS' DEFICIT - continued

•
On December 1, 2014, the Board of Directors of the Company, in recognition of the valuable services performed by its officers and executives, approved issuance of 16,250,000 common shares at the market price of $0.041 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P on the date of the resolution. Additionally, the Company issued 427,350 common shares, as a result of the Company's compensation agreement entered on December 1, 2014 with executives of the Company. According to the agreements, to the extent of any compensation owing to executives shall not have been paid as of the end of any calendar month, the Company may issue, or cause to be issued to those officers willing to accept same, in lieu of cash or other forms of payments for such services rendered, such number of shares of restricted common shares of the Company as shall be determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on the date of the notice by any such officer to the Company that he elects to be paid in shares of common stock. All shares of common stock issued pursuant to the agreements shall be restricted pursuant to the provision of Rule 144 promulgated by the Securities Exchange Commission. As a result, the compensation owing as at December 31, 2014, the Company issued 427,350 common shares at a conversion price of $0.035 per common shares, which represents the closing price per share of the Company's common share as reported by Bloomberg, L.P prior to the date of the notice of intention. The Company issued shares as per the agreement and consequently recognized a net loss of $2,457 during the quarter.

•	On December 1, 2014, the Board of Directors of the Company approved issuance of 250,000 common shares at the market price of $0.041 per common shares for $10,250 of investor relations services.

•
On December 23, 2014, the Board of Directors of the Company approved cancellation of the subscription agreement made with a private company to purchase 308,000 common shares. The Board of Directors of the Company considered that it is in the interest of the Company to terminate the agreement and compensate fairly to the private company and its principals, who have, from time to time, provided services to the Company on a consulting basis. As a result of this cancellation, the Company issued 750,000 common shares at a price of $0.037 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P, on the date of cancellation.

As at December 31, 2014 there were 105,066,389 shares of common stock issued and outstanding. As of the balance sheet date, the Company had not issued any shares nor granted any stock options under share-based compensation transactions

Warrants

On July 17, 2014, the Company entered into an agreement, with seven (7) highly regarded professionals to become members of the "Medical Advisory Board (the "Advisory Board") established by the Company. Under the terms of the agreement, beginning on the first anniversary date of the engagements of the member of the Advisory Board, and continuing on each successive anniversary thereafter, the Company has intends to issue as yet undetermined number of warrants to each member of the Advisory Board to purchase additional shares of the Company. The exercise price of the warrant will be determined by applying twenty five (25) percent discount to the average of the closing price of the Company's stock as reported by Bloomberg, L.P, or any other independent reporting services, for the ten (10) trading days prior to the date of the exercise of the warrant. The Board of Directors of the Company will determine annually for the number of shares to be allotted. As the number of warrants to be issued will not be determined until after the first anniversary date of the engagement agreement, no compensation value has been assigned to the future issuance of this undetermined number of warrants at this time. The granting of warrants is at the discretion of the Board of Directors, and the number of warrants to be granted will be determined at the grant date. As of the date of the issuance of this financial statements, the Board of Directors of the Company has not approved issuance of warrants nor does the Company expect to issue any warrants in the near future.

15.	SUBSEQUENT EVENTS

As of the date of the issuance of this report, the Company had not received the materials, drawings and Prototypes specified under the licensing agreement and consequently had not issued the first tranche of 2 million shares of common stock as disclosed in Note 5 above.

On January 12, 2015, the Company, by amending its articles of incorporation, authorized one million Series A preferred shares without designation.  Resolution was made on January 12, 2015 and filed with the State of Nevada approving the designation of certain rights and privileges to such preferred shares. Included in those designations are conversion rights into common shares of the Company. For each Series "A" preferred share converted, the shareholder shall receive eight common shares of the Company and voting privileges equal to two hundred votes for each Series "A" share where preferred shares are entitled to vote.

 GALILEO LIFE SCIENCES, INC.
  (FORMERLY MODERN MOBILITY AIDS, INC)
  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

15.	SUBSEQUENT EVENTS - continued

On February 4, 2015 the Company entered into an agreement with a long time shareholder and supporter of the Company to convert a sum of $188,848 out of his total debt balance of $200,556 as of December 31, 2014 into 9,079,181 common shares of the Company at a conversion price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the conversion agreement.

Effective February 13, 2015, our Board of Directors increased the number of members who serve on the Board of Directors to five persons and appointed members of the Board of Directors (the “New Directors”) accordingly. Effective February 13, 2015, Mr. Kenneth Pinckard resigned as the Chief Executive Officer and a director of the Company and of its subsidiaries.

On February 20, 2015 in connection with Mr. Pinckard’s resignation as an executive officer and director of the Company, the parties agreed to a termination of his employment agreement with the Company.  The Company has agreed to pay a total of $65,000 in consideration of all services rendered prior to his termination, of which $45,000 was paid on the date he resigned and $20,000 will be paid within 90-days thereafter (the “90-Day Payment”).  Furthermore, the parties agreed that out of 10,000,000 shares of the Company’s common stock previously issued to him in December of 2014, 2,500,000 shares would be returned to the Company to be canceled, and 3,500,000 shares will be held in escrow to secure the 90-Day Payment and provided such payment is timely made, will be canceled thereafter.   The Company and Mr. Pinckard agreed that he would retain ownership of the remaining 4,000,000 shares of the Company’s common stock. The Company failed to make the additional payment of $20,000 to Mr. Pinckard and shares placed in escrow were subsequently released to him, and has not received 2,500,000 shares.

On May 15, 2015, the Company appointed Mr. Declan French as Vice President Corporate Development of the Company and on July 9, 2015 the Company issued him 4,000,000 common shares in its shares capital at the closing prices of the Company's common share as reported by Bloomberg, L.P. on the date of issuance, as an incentive to him.

On June 05, 2015, the company received an operating loan from a group of lenders in the amount of $3,730.  On July 06, 2015 the Company entered into an agreement with this group of lenders of the Company to convert their debt into 124,323 common shares of the Company at a conversion price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the conversion agreement.

In connection with an equity private placement subscription agreement dated June 12, 2015, the Company issued 1,000,000 common shares of the Company at the market prices of $0.048 per common share, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the subscription to generate $25,000 to meet the working capital requirements of the Company.

On June 24, 2015 the Company entered into an agreement with a lender of the Company to convert his total debt of $16,000 into 335,076 common shares of the Company at a conversion price of $0.048 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the conversion agreement. The amount of loan was obtained during June 2015.

On July 9, 2015, the Company issued 2,381,983 common shares at a subscription price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the subscription by way of an equity private placement to raise $21,975 to meet the working capital requirement of the Company. Additionally, the Company issued 1,872,643 common shares to Mike Floroff for his continued consulting services rendered to the Company and converted debt of $39,740 of Baseer Khan into 2,387,545 common shares of the Company both at a market price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the conversion.

In recognition of the advisory services of Gilbert Sharpe and Jeffrey Friedman to the Board and management of the company, the Board of Directors in its meeting held on July 22, 2015 ratified issuance of 250,000 and 350,000 common shares of the Company respectively at the market prices of $0.025 per common share, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the issuance.

On August 12, 2015, as a result of a small equity private placement, the Company issued 700,700 common shares of the Company at $0.01 per common share, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the subscription and raised $7,007 for operational needs of the Company.

On August 27, 2015, a previously disclosed business acquisition agreement dated May 8, 2014 (Note 5) turned unsuccessful due to the noncompliance by the Potential License in the full implementation of the agreement. Consequently, the Company agreed to a mutual release of all claims between the parties effective August 27, 2015.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

The following table provides selected financial data about our Company as at December 31, 2014 and June 30, 2014.

Balance Sheet Data:	December 31, 2014	June 30, 2014
Cash	$535	$2,976
Total assets (other than cash)	$68,318	$55,440
Total liabilities	$609,081	$725,467
Shareholders' deficit	$(540,228)	$(667,051)

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

Galileo Life Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 19, 2007 (“Inception”) under the name Glider Inc. with a business plan to sell and distribute products for mobility challenged individuals. The Company changed its name to Modern Mobility Aids, Inc. on April 22, 2010.

In May 2011, the Company has abandoned its historic business of distributing products for mobility challenged individuals which had generated little operating revenue and had limited operations and is now focused on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada

On December 12, 2014, the Company changed its name from Modern Mobility aids Inc. to "Galileo Life Sciences, Inc.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

References in this Report to Galileo Life Sciences, Inc (formerly “Modern Mobility Aids)” refer to Galileo Life Sciences, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the three and six months  periods  ended December 31, 2014, and 2013, include the accounts of its all wholly owned subsidiary companies which includes Modern Mobility Aids, Inc., MDRM Group (Canada) Ltd., and 2458509 Ontario Inc. and all are Ontario, Canada based companies.

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

Our current cash balance as at December 31, 2014 is $535.  We expect to experience a shortage of funds.  Our shareholders have been lending us funds to enable us to pay our operating expenses.  There are no formal binding commitments or binding arrangements with them to advance or loan funds.  There are no terms regarding repayment of any loans or capital contribution.  If shareholders do not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

The Company has abandoned its historic business of distributing products for mobility challenged individuals which has generated little operating revenue and has had limited operations to date.  Our Board of Directors has determined that the Company is now focused on exploiting the dynamic opportunities presented in the medical marijuana arena by the regulatory reforms rolled out in Canada. .  We will require financing to make such acquisitions.  There can be no assurance we can secure such financing or that we will be able to make such acquisitions even if financing is available.  Moreover, even if we acquire business assets or a business, there can be no assurance that the acquisitions will be successfully accomplished and that our operations thereafter will be profitable.

Results of Operations

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our two wholly owned Canadian subsidiary companies. All significant intercompany balances and transactions have been eliminated on consolidation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

For the three months ended December 31, 2014 compared to three months ended December 31, 2013

Revenue

During the three months ended December 31, 2014 and 2013 we generated no revenue as we have not commenced any revenue generating activities as yet.

Operating Expenses

During the three months period ended December 31, 2014, we incurred operating expenses of $934,850 compared to $31,527 in the same period of 2013. During this three months period, we incurred $726,525 in consulting fees, related parties and $16,908 for consulting services rendered by third parties. The consulting fees to related parties mainly included the compensation to the executives of the Company for their services rendered. We recognized a loss of $31,899 and $12,286 on settlement of loans from related and third parties respectively due to the difference between contracted consulting rates and the market price of the Company’s stock. The Company incurred a loss of $27,750 on cancellation of the subscription agreement as in Note 12 above, $46,006 on impairment of its acquisition deposit and $29,863 for legal fees. The increase in legal fees was due to the legal services obtained by the Company due to the matter disclosed in Note 5 above and $18,346 for transfer agent fees. The fee also increased as more shares issuance transactions took place during the period. The Company also incurred $10,392 in rent due to two new office leases. By comparison, during the three months period ended December 31, 2013, the Company incurred $6,544 for legal fees, and $1,650 for transfer agent fees. The increase in expenses is mainly attributable to increased operational activities during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.

Other Income (Expenses)

During the three months period ended December 31, 2014, we recognized a net gain on foreign currency transactions in the amount of $5,357 compared to $2,440 in the same period of the last year and interest expense of $2,887 compared to $Nil in the same period of 2013.

Net Losses

During the three months period ended December 31, 2014 we incurred losses of $932,380 compared with $29,087 in losses during the same period of 2013 due to the factors discussed above.

For the six months ended December 31, 2014 compared to six months ended December 31, 2013

Revenue

During the six months periods ended December 31, 2014 and 2013 we generated no revenue as we have not commenced revenue generating activities at this time.

Operating Expenses

During the six months ended December 31, 2014, we incurred operating expenses of $1,182,484 compared to $40,507 in the same quarter of 2013. During the six months ended December 31, 2014, we incurred $734,315 for consulting fees, related parties and $188,127 consulting fee, third parties. The consulting fees to related parties included compensation to Company executives as discussed in detail in Note 10 above. We recognized a loss of $123,604 and $12,286 on settlement of loans from related and third parties respectively as discussed in Note 12 above, an impairment of its acquisition deposit of $46,006, $13,607 for business travel and meetings, $19,860 for transfer agent fees, the fee also increased as more shares issuance transactions took place during the period, $29,863 for legal fees, the increase in legal fees was due to the legal services obtained by the Company due to the matter disclosed in Note 5 above, and $13,982 for two new office leases. During the six months period, the Company also recognized an expense of $27,750 as terminal loss on cancelling of one of its subscription agreements, as discussed in Note 15. The Company recognized a loss of $2,457 on settlement of unpaid consulting fees by issuing the Company's stock to related parties. By comparison, during the six months ended December 31, 2013, we incurred $15,213 for consulting fees, related parties, $3,400 for transfer agent fees, and $6,544 for legal fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income (Expenses)

During the six months period ended December 31, 2014, we recognized a net gain on foreign currency transactions in the amount of $10,577 compared to $672 in the same period of the last year and interest expense of $3,772 compared to $27 in the same period of 2013.

Net Losses

During the six month period ended December 31, 2014 we incurred losses of $1,221,685 compared with $39,862 in losses during the six month period ended December 31, 2013 due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2014, we had $535 in cash compared to $2,976 at June 30, 2014.  As of December 31, 2014, we had a working capital deficit of $606,518, compared to a working capital deficit of $713,057 as of June 30, 2014.

Operating activities

Net cash used in operating activities for the six months ended December 31, 2014 was $107,527, compared with net cash used in operating activities of $8,700 for the same period of prior year.  During the six months ended December 31, 2104, the Company incurred a loss of $1,175,679 which was largely due to issuing common stock for consulting services and loss on conversion of debts. By comparison, during the six months ended December 31, 2013 we had $39,862 loss which was largely offset by increase in accounts payable for cash flow purposes.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2014 was $66,290 due to the acquisition of a licensing agreement to market, sell and service proprietary stent technology within certain designated territories compared to Nil in the same period of 2013.

Financing Activities

Net cash provided from financing activities during the six months ended December 31, 2014 was $171,376 compared to $8,700 provided by financing activities in the six months ended December 31, 2013. During the six months ended December 31, 2014, we received $12,358 from third parties, $85,748 from shareholders by way of loan and $73,270 as note payable proceeds from a shareholder. By comparison, during the six months ended December 31, 2013, we received $5,992 from third parties, and $2,708 from shareholders. The Company must raise additional funds to initiate or acquire a business and to fund our continued operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the six months ended December 31, 2014, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014, because there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, through that evaluation, our management identified a material weakness in our internal control over financial reporting as a result of (i) inadequate personnel for documenting and execution of processes related to accounting for transactions; (ii) inadequate segregation of duties due to the lack of qualified accounting department personnel; and (iii) a lack of experienced personnel with relevant accounting experience, due to our limited financial resources. These deficiencies have resulted in, among other things, at times us being unable to provide timely account reconciliations. In order to address these issues, we will need to hire qualified employees or retain qualified individuals with the relevant accounting experience. We have to date been unable to implement remediation actions due to the lack of financial resources to do so. Our management intends to implement policies and procedures to remediate the material weaknesses in the Company’s control over financial reporting when it has the financial resources to do so. Our remediation efforts to address these material weaknesses will include, among other things, hiring additional qualified personnel, and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure these material weaknesses in the future. If these material weaknesses are not remediated or cured, then these deficiencies in internal control over financial reporting could continue to adversely affect the timing and accuracy of our financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company, through its wholly-owned subsidiary, MDRM Group (Canada) Ltd., formed in Ontario, Canada, entered into an acquisition agreement on May 8, 2014 with a private Ontario company (“Potential Licensee”) to acquire 100% of the issued and outstanding shares of Potential Licensee, as explained in Note 5 above.

ITEM 1.     LEGAL PROCEEDINGS - continued

There had been no progress or cooperation by the Potential License in the full implementation of the agreement and on November 12, 2014, the Company filed a statement of claim with Ontario Superior Court to enforce the agreement with the Potential Licensee. On May 5, 2015 the Company renegotiated the terms of the agreement with the Potential Licensee, and at that time transferred the acquisition rights to the Company's newly incorporated wholly owned subsidiary company, 2458509 Ontario Inc. Under the terms of the renegotiated agreement, the total purchase consideration was increased to CDN$5.5 million for site and solar panel operations without purchase of the property In lieu of the purchase of the property the company entered into a 20 year lease with an option for an additional period of lease for the eighty eight acres of land at an annual lease payment of CDN$72,000 plus applicable taxes. The lease payment is subject to adjustment with the annual inflation price index. Per the terms of the new agreement on July 21, 2015 the Company paid CDN$50,000 and commitment to fund approximately CDN$550,000 in additional construction improvements required to meet Health Canada specifications.

The Company was not successful in raising the additional capital in a timely manner as anticipated by all parties under the renegotiated agreement dated May 5, 2015. On July 15, 2015 counsel for the Potential Licensee sought arbitration pursuant to the terms of the agreement and on July 28, 2015 particulars of the arbitration were sought by the Company but none were forthcoming from counsel for the Potential Licensee.  Instead the Potential Licensee issued a State of Claim on August 4, 2015 alleging unacceptable delay in funding and risk of loss of a Health Canada license in the event construction was not finalized when Health Canada could call for a site inspection. The Potential Licensee sought to vacate the agreement and in order to freely seek capital from alternate sources so as to allow them to mitigate prospective damages that might occur through loss of an MMPR license opportunity if they could not comply with a Health Canada inspection. Despite concerted efforts to secure capital from the existing shareholder base and external sources, the Company concluded that the necessary capital could not be raised and to avoid further litigation and potential loss of litigation and agreed to a mutual release of all claims between the parties effective August 27, 2015.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months period ended December 31, 2014 we issued:

•
On November 15, 2014, the Company entered into a debt conversion agreement with one of the private lenders to convert a total debt of $15,837, which includes $14,367 of principal balance and $1,471 of accrued interest as at the date of the agreement at ten percent (10%) per annum. Pursuant to the terms of the agreement, the number of shares of restricted common shares of the Company as shall be determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on to the date the agreement. As a result of this debt conversion, the Company issued 502,752 common shares at a conversion price of $0.056 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P, on the date of the conversion of the debts.

•
On December 1, 2014, the Board of Directors of the Company, in recognition of the valuable services performed by its officers and executives, approved issuance of 16,250,000 common shares at the market price of $0.041 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P on the date of the resolution. The Company issued 16,250,000 common shares subsequently.  Additionally, the Company issued 427,350 common shares, as a result of the Company's compensation agreement entered on December 1, 2014 with executives of the Company. According to the agreements, to the extent of any compensation owing to executives shall not have been paid as of the end of any calendar month, the Company may issue, or cause to be issued to those officers willing to accept same, in lieu of cash or other forms of payments for such services rendered, such number of shares of restricted common shares of the Company as shall be determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on to the date of the notice by any such officer to the Company that he elects to be paid in shares of common stock. All shares of common stock issued pursuant to the agreements shall be restricted pursuant to the provision of Rule 144 promulgated by the Securities Exchange Commission. As a result, the compensation owing as at the balance sheet date, the Company issued 427,350 common shares at a conversion price of $0.035 per common shares, which represents the closing price per share of the Company's common share as reported by Bloomberg, L.P prior to the date of the notice of intention. The Company issued shares as per the agreement and consequently recognized a net loss of $2,457 during the quarter.

•
On December 1, 2014, the Board of Directors of the Company, in recognition of the valuable services performed by a consultant of the Company for services performed in relation to investor relation, approved issuance of 250,000 common shares at the market price of $0.041 per common shares. The Company issued 250,000 common shares subsequently on January 12, 2015.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

•
On December 23, 2014, the Board of Directors of the Company approved cancellation of the subscription agreement made with one of the private company to purchase 308,000 common shares. The Board of Directors of the Company considered that it is in the interest of the Company to terminate the agreement and compensate fairly to the private company and its principals, who have, from time to time, provided services to the Company on a consulting basis. As a result of this cancellation, the Company issued 750,000 common shares at a price of $0.037 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P, on the date of cancellation.

Subsequent to December 31, 2014, but prior to the issuance of this Report on Form 10Q we issued the following unregistered equity securities:

•
On January 12, 2015, the Company, by amending its articles of incorporation, authorized one million Series A preferred shares without designation.  Resolution was made on January 12, 2015 and filed with the State of Nevada approving the designation of certain rights and privileges to such preferred shares. Included in those designations are conversion rights into common shares of the Company. For each Series "A" preferred share converted, the shareholder shall receive eight common shares of the Company and voting privileges equal to two hundred votes for each Series "A" share where preferred shares are entitled to vote.

•
On February 4, 2015 the Company entered into an agreement with a long time shareholder and supporter of the Company to convert a sum of $188,848 out of his total debt balance of $200,556 as of December 31, 2014 into 9,079,181 common shares of the Company at a conversion price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the conversion agreement.

•
Effective February 13, 2015, our Board of Directors increased the number of members who serve on the Board of Directors to five persons and appointed members of the Board of Directors (the “New Directors”) accordingly. Effective February 13, 2015, Mr. Kenneth Pinckard resigned as the Chief Executive Officer and a director of the Company and of its subsidiaries.

•
On February 20, 2015 in connection with Mr. Pinckard’s resignation as an executive officer and director of the Company, the parties agreed to a termination of his employment agreement with the Company.  The Company has agreed to pay a total of $65,000 in consideration of all services rendered prior to his termination, of which $45,000 was paid on the date he resigned and $20,000 will be paid within 90-days thereafter (the “90-Day Payment”).  Furthermore, the parties agreed that out of 10,000,000 shares of the Company’s common stock previously issued to him in December of 2014, 2,500,000 shares would be returned to the Company to be canceled and 3,500,000 shares will be held in escrow to secure the 90-Day Payment and provided such payment is timely made, will be canceled thereafter.   The Company and Mr. Pinckard agreed that he would retain ownership of the remaining 4,000,000 shares of the Company’s common stock. The Company failed to make the additional payment of $20,000 to Mr. Pinckard and shares placed in escrow were subsequently released to him.

•
On May 15, 2015, the Company appointed Mr. Declan French as Vice President Corporate Development of the Company, and on July 9, 2015 the Company issued him 4,000,000 common shares in its shares capital at the closing prices of the Company's common share as reported by Bloomberg, L.P. on the date of issuance, as an incentive to him.

•
In connection with an equity private placement subscription agreement dated June 12, 2015, the Company issued 1,000,000 common shares of the Company at the market prices of $0.048 per common share, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the subscription to generate $25,000 to meet the working capital requirement of the Company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

•
On June 24, 2015 the Company entered into an agreement with a lender of the Company to convert his total debt of $16,000 into 335,076 common shares of the Company at a conversion price of $0.048 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the conversion agreement. The amount of loan was obtained during June 2015.

•
On July 9, 2015, the Company issued 2,381,983 common shares at a subscription price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the subscription by way of an equity private placement to raise $21,975 to meet the working capital requirement of the Company. Additionally, the Company issued 1,872,643 common shares to Mike Floroff for his continued consulting services rendered to the Company and converted debt of $39,740 of Baseer Khan into 2,387,545 common shares of the Company both at a market price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the conversion.

•
On July 6, 2015 the Company entered into an agreement with a group of lenders to the Company to convert their total debt of $3,730 into 124,323 common shares of the Company at a conversion price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the conversion agreement. The amount of loan was obtained during June 2015.

•
In recognition of the advisory services of Gilbert Sharpe and Jeffrey Friedman to the Board and management of the company, the Board of Directors in its meeting held on July 22, 2015 ratified issuance of 250,000 and 350,000 common shares of the Company respectively at the market prices of $0.025 per common share, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the issuance.

•
On August 12, 2015, as a result of a small equity private placement, the Company issued 700,700 common shares of the Company at the market prices of $0.01 per common share, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the subscription and raised $7,007 for operational needs of the Company.

All these transactions were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that each investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and six month periods ended December 31, 2014 or 2013.

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

February 22, 2016
Galileo Life Sciences, Inc.

By:	/s/ Declan French
Declan French
Chief Executive Officer and Director

By:	/s/ Preston J. Shea
Preston J. Shea
President, Chief Financial Officer and Chief Accounting Officer