Form 10-Q
period 2015-03-31
Galileo Life Sciences, Inc.
filed 2016-04-01
CIK 1497165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 1, 2016
Common Stock, $0.001 par value	127,547,840

GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC.)

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

Consolidated Financial Statements:

●	Consolidated Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014	4

●	Consolidated Statements of Operations for the three and nine month periods ended March 31, 2015 and 2014, (unaudited)	5

●	Consolidated Statement of Changes in Stockholders’ Deficit for the period ended March 31, 2015	6

●	Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2015 and 2014 (unaudited)	7

●	Notes to Consolidated Unaudited Financial Statements	8

GALILEO LIFE SCIENCES, INC. (FORMERLY MODERN MOBILITY AIDS, INC.) CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	MARCH 31, 2015	JUNE 30, 2014
ASSETS
Current Assets:
Cash	$-	$2,976
Short term expense advances and deposits	2,028	9,434
Total Current Assets	2,028	12,410

Non-refundable deposit on business acquisition	-	46,006
License agreement deposit	66,290	-

Total Assets	$68,318	$58,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$810	$-
Accounts payable and accrued liabilities	226,777	116,388
Loan from shareholders	43,687	425,808
Notes payable	87,022	20,000
Other loans payable – related party	161,532	163,271
Total Current Liabilities	519,828	725,467

Total Liabilities	519,828	725,467

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized: no shares issued and outstanding		-
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 114,145,570 and 77,161,792 shares issued and outstanding	114,145	77,162
Additional paid in capital	1,677,510	89,070
Accumulated deficit	(2,243,165)	(833,283)
Total Stockholders' Deficit	(451,510)	(667,051)

Total Liabilities and Stockholders’ Deficit	$68,318	$58,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-
Operating expenses:
Consulting fees, related parties	27,514	12,450	766,620	24,725
Consulting fees, third parties	7,319	5,841	193,112	8,779
Loss on settlement of loan, related party	88,067	-	211,672	-
Loss on settlement of loan, third party	-	-	12,286	-
Loss on cancellation of agreement	-	-	27,750	-
Impairment of business acquisition deposit	-	-	46,006	-
Legal fees	56,553	-	86,416	6,544
Office and general expenses	21,151	7,730	85,233	26,571
Total operating expenses	200,604	26,085	1,429,095	66,619

(Loss) from Operations	(200,604)	(26,085)	(1,429,095)	(66,619)

Other Income (Expense)
Interest expenses	(1,351)	-	(5,123)	-
Foreign currency gain (loss)	13,758	2,629	24,336	3,301
	12,407	2,629	19,213	3,301
(Loss) before Income Taxes	(188,197)	(23,456)	(1,409,882)	(63,318)

Provision for Income Taxes	-	-	-	-

Net (Loss) for the period	(188,197)	(23,456)	(1,409,882)	(63,618)

(Loss) Per Common Share - Basic and Diluted	$(0.01)	$(0.00)*	$(0.01)	$(0.00)*

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	110,715,657	75,480,000	94,961,026	138,983,650

* - denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2015
(UNAUDITED)

	Common stock		Additional Paid-in	Accumulated
	Shares (1)	Amount	Capital	Deficit	Total

Balance – July 1, 2013	195,480,000	$195,480	$(130,213)	$(585,040)	$(519,773)
Common stock issued for cash, in May and June 2014	1,431,792	1,432	87,033	-	$88,465
Common stock issued for services, in May 2014	250,000	250	12,250	-	$12,500
Cancellation of common stock	(120,000,000)	(120,000)	120,000	-	$-
Net (loss) for the period	-	-	-	(248,243)	(248,243)
Balance – June 30, 2014	77,161,792	77,162	89,070	$(833,283)	$(667,051)
Common stock issued on debt conversion	17,556,428	17,556	710,160	-	727,716
Common stock issued for consulting services	2,000,000	2,000	186,750	-	188,750
Common stock issued for services-related parties	16,677,350	16,677	664,530	-	681,207
Commons stock issued for cancellation of subscription agreement	750,000	750	27,000	-	27,750
Net (loss) for the period	-	-	-	(1,409,882)	(1,409,882)
Balance – March 31, 2015	$114,145,570	$114,145	$1,677,510	$(2,243,165)	$(451,510)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GALILEO LIFE SCIENCES, INC. (FORMERLY MODERN MOBILITY AIDS, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	2015	2014
Operating Activities:
Net (loss)	$(1,409,882)	$(63,318)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss on settlement of loan-related party	211,672	-
Loss on settlement of loan, third party	12,286	.
Impairment of business acquisition deposit	46,006
Stock issued on cancellation of subscription agreement	27,750		-
Stock issued for consulting fees, related parties	681,205	-
Stock issued for services	188,750	-
Stock issued for interest on loans	1,472		-
Changes in Current Assets and Liabilities-
Short term advances and deposits	7,406	-
Bank overdraft	810	-
Accounts payable and accrued liabilities	110,389	(6,397)
Net Cash (Used in) Operating Activities	(122,136)	(69,715)

Investing Activities:
Intangible assets-license agreement	(66,290)	-

Net Cash (Used in) Investing Activities	(66,290)	-

Financing Activities:
Loan from shareholders	132,453	63,723
Notes payable (net)	67,022	-
Other loans payable – related party	(14,025)	5,992

Net Cash Provided by Financing Activities	185,450	69,715

Net Increase (decrease) in Cash	(2,976)	-

Cash - Beginning of Period	2,976	-

Cash - End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities:

Debt settled through the issuance of 17,556,428 shares of common stock	$727,716	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND
NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the three and nine month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended June 30, 2015.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014 included in our Form 10-K filed with the SEC.

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

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred operating losses on an ongoing basis. Further, as of March 31, 2015, and June 30, 2014, the Company had a working capital deficit of $ 517,800 and $713,057, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

3.           SHORT TERM EXPENSES ADVANCES AND DEPOSITS

As of March 31, 2015, $2,028 had been paid as deposit against last month’s rent for office premises.

 GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND
NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

On May 27, 2014, the Company, through its wholly-owned subsidiary, MDRM Group (Canada) Ltd, entered into an agreement with a Wyoming registered public company (the "Public Company") , to sell up to forty-nine percent (49%) of the shares of the Potential Licensee, for a total purchase consideration of $2,486,946. At the execution and acceptance of the agreement on May 29, 2014, the Public Company paid a non-refundable sum of $23,070 to the Company for the option right granted under the said agreement to acquire shares of the Potential Licensee.

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

As a result of the aforementioned developments, the Company recorded an impairment of the entire $46,006 acquisition deposit as of March 31, 2015. Consequently, the agreement made with the Public Company dated May 27, 2014 has been cancelled.

5.           INTANGIBLE ASSETS – LICENSING AGREEMENT DEPOSIT

On August 26, 2014, the Company, through its wholly-owned subsidiary, MDRM Group (Canada) Ltd, formed in Ontario, Canada, entered into an exclusive licensing agreement with an Ontario registered corporation to market, sell and service proprietary stent technology within certain designated territories. The license was acquired for a cash payment of $66,290 and 5 million shares of the Company's common stock issuable as follows;

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

 GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND
NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

5.           INTANGIBLE ASSETS – LICENSING AGREEMENT DEPOSIT - continued

Management has determined the useful life of the acquired intellectual properties to be 5 years.  No amortization has been taken as at March 31, 2015, as the intellectual properties are not ready for their intended use.

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

6.           STOCKHOLDERS' LOANS

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

On August 28, 2014, the Company entered into a debt conversion agreement with one of the shareholders to convert an amount of $299,043 of his total balance owing of $425,399 by the Company. As a result of this conversion, the Company issued 7,974,495 common shares at a conversion price of $0.053 per common share, which represents the closing prices of the Company's common shares as reported by Bloomberg, L.P on the date of the conversion agreement. As a result of this debt conversion, we recognized a net loss of $123,604 during the nine months period ended on March 31, 2015.

On  February 4, 2015, the Company entered into an agreement with the the shareholder to convert a sum of $188,848 out of his total debt balance into 9,079,181 common shares of the Company at a conversion price of $0.030 per common shares, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the conversion agreement. Consequently, we recognized a loss of $88,067 during the quarter.

As of March 31, 2015, the Company owed a total sum of  $43,687 to shareholders. The loans are payable on demand, unsecured and bears no interest. The loan shall be payable on demand within five (5) days from the date of request. In the event payment is not timely made, subsequent to the demand, interest will accrue on the unpaid balance at the rate of 15% per annum, compounded monthly, from and after the date of such failure to pay.

7.           NOTES PAYABLE

The Notes are unsecured and payable on the following maturity dates. The following summarizes the notes payable;

	March 31, 2015	June 30, 2014	Rate of Interest (per annum)	Maturity Date
Note payable - A	$20,000	$20,000	10%	June 30, 2016
Note payable - B *	$67,022	-	5%	June 30, 2016
	$87,022	$20,000

  * The Note is for CDN$ 85,000 valued at US$67,022 as at the balance sheet date. An exchange gain of $6,247 has been recorded during the three months period ended on March 31, 2015 and $10,688 for the period of nine months period ending on the balance sheet date.

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

GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND
NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

As of March 31, 2015 there was a balance of $161,532 for other loans payable arising from short term advances to the Company to meet operational needs. The amount is unsecured, with no formal agreed upon rate of interest and is payable on demand.

9.           CONSULTING FEES

a).  RELATED PARTIES

The Company recognizes that it is essential to attract and retain officers and directors who are qualified, capable and willing to serve the Company. Each one of them performs a valuable service for the Company and is entitled to and should be fairly compensated for such services and the duties and responsibilities imposed by the Company, its bylaws, federal and state statutes, and various regulatory bodies.

On December 1, 2014, the Board of Directors of the Company, in recognition of the valuable services performed by its officers and executives, approved issuance of 16,250,000 common shares at the market price of $0.041 per common shares, which represents the closing price of the Company's stock as reported by Bloomberg, L.P on the date of the resolution, and recognized $666,250 of consulting expense. Additionally, the Company issued 427,350 common shares, as a result of the Company's compensation agreement entered into on December 1, 2014 with executives of the Company. According to the agreements, to the extent of any compensation owing to executives shall not have been paid as of the end of any calendar month, the Company may issue, or cause to be issued to those officers willing to accept same, in lieu of cash or other forms of payments for such services rendered, such number of shares of restricted common shares of the Company as shall be determined by applying a twenty five percent (25%) discount to the closing prices of the Company's common share as reported by Bloomberg, L.P on to the date of the notice by any such officer to the Company that he elects to be paid in shares of common stock. All shares of common stock issued pursuant to the agreements shall be restricted pursuant to the provision of Rule 144 promulgated by the Securities Exchange Commission. As a result, the Company issued 427,350 common shares at a conversion price of $0.035 per common shares, which represents the closing price per share of the Company's common share as reported by Bloomberg, L.P prior to the date of the notice of intention. The Company issued shares as per the agreement and consequently recognized a net loss of $2,457 during the period.

b).   THIRD PARTIES

The Company recognizes that it is essential to attract and retain officers and directors who are qualified, capable and willing to serve the Company. Each one of them performs a valuable service for the Company and is entitled to and should be fairly compensated for such services and the duties and responsibilities imposed by the Company, its bylaws, federal and state statutes, and various regulatory bodies.

On July 17, 2014, the Company entered into an engagement agreement, with seven (7) highly regarded professionals to become members of the "Medical Advisory Board" (the "Advisory Board") established by the Company. The primary responsibilities of the members of the Advisory Board include facilitating to explore potential business avenues and apprising of technological, competitive and other developments to the Company. In consideration of the services to be rendered by each members of the Advisory Board, the Company issued 250,000 common shares to each member on signing of the agreement. As a result of the engagement, the Company issued a total of 1,750,000 common shares at the price of $0.102 per common share, the closing price of the Company's stock as reported by Bloomberg, L.P. Consequently a consulting expense of $178,500 was recognized in our statements of operations for the nine months period ended March 31, 2015.

 GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND
NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
9.           CONSULTING FEES - continued

Beginning on the first anniversary date of the engagements of the member of the Advisory Board, and continuing on each successive anniversary thereafter, the Company may issue as yet undetermined number of warrants to each member of the Advisory Board to purchase additional shares of the Company. The exercise price of the warrant will be determined by applying twenty five (25) percent discount to the average of the closing price of the Company's stock as reported by Bloomberg, L.P, or any other independent reporting services, for the ten (10) trading days prior to the date of the exercise of the warrant. The Board of Directors of the Company will determine annually for the number of shares to be allotted. As the number of warrants to be issued will not be determined until after the first anniversary date of the engagement agreement, no compensation value has been assigned to the future issuance of this undetermined number of warrants at this time. The granting of warrants is at the discretion of the Board of Directors, and the number of warrants to be granted will be determined at the grant date.  Per the agreement with each member of the advisory Board, certain services were required to be provided by the members to earn additional shares of the Company through the warrants. Since the signing of the agreements, no services were provided to the Company as anticipated. Therefore, the Board of the Company decided, in the best interest of the Company, not to issue any warrants to the members of the advisory Board. Under the agreement, no cash benefit was agreed and compensation for services was to be paid only through shares or warrants of the Company.  As of the date of the issuance of this financial statements, the Board of Directors of the Company has not approved issuance of these warrants nor does the Company expect to issue any warrants in the near future.

On December 1, 2014, the Board of Directors of the Company, in recognition of the valuable services performed by a consultant of the Company for services performed in relation to investor relations, approved issuance of 250,000 common shares at the market price of $0.041 per common shares for a total sum of $10,250. The Company issued 250,000 common shares during the quarter on January 12, 2015.

10.        AGREEMENT CANCELLATION CHARGES

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

11.        STOCKHOLDERS' DEFICIT

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 1,000,000 shares with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the nine months ended March 31, 2015 and 2014.

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

During the three months period ended March 31, 2015 we issued:

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

As at March 31, 2015 there were 114,145,570 shares of common stock issued and outstanding. As of the balance sheet date, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

 GALILEO LIFE SCIENCES, INC.
(FORMERLY MODERN MOBILITY AIDS, INC)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND
NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

11.        STOCKHOLDERS' DEFICIT - continued

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

12.        SUBSEQUENT EVENTS

As of the date of the issuance of this report, the Company had not received the materials, drawings and Prototypes specified under the licensing agreement and consequently had not issued the first tranche of 2 million shares of common stock as disclosed in Note 5 above.

On May 15, 2015, the Company appointed Mr. Declan French as Chief Executive Officer of the Company and on July 9, 2015 the Company issued him 4,000,000 common shares in at the closing price of the Company's common shares as reported by Bloomberg, L.P. on the date of issuance, as an incentive to him.

On June 5, 2015, the Company received an operating loan from a group of lenders in the amount of $3,730.  On July 6, 2015 the Company entered into an agreement with this group of lenders to convert their debt into 124,323 common shares of the Company at a conversion price of $0.030 per common shares, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the conversion agreement.

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

On June 24, 2015 the Company entered into an agreement with a lender of the Company to convert his total debt of $16,000 into 335,076 common shares of the Company at a conversion price of $0.048 per common shares, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the conversion agreement.

On July 9, 2015, the Company issued 2,381,983 common shares at a subscription price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the subscription by way of an equity private placement to raise $21,975 to meet the working capital requirement of the Company. Additionally, the Company issued 1,872,643 common shares to a consultant for the continued consulting services rendered to the Company. Another lender of the Company  converted a debt balance of $39,740 into 2,387,545 common shares of the Company,  both transactions closed at a market price of $0.030 per common shares, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the conversion.

In recognition of the advisory services of Gilbert Sharpe and Jeffrey Friedman to the Board and management of the Company, the Board of Directors in its meeting held on July 22, 2015 ratified issuance of 250,000 and 350,000 common shares of the Company shares, respectively at the market prices of $0.025 per common share, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the issuance.

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

The following table provides selected financial data about our Company as at March 31, 2015 and June 30, 2014.

Balance Sheet Data:	March 31, 2015		June 30, 2014
Cash	$	$	$	$ 2,976
Total assets (other than cash)		$68,318		$55,440
Total liabilities		$519,828		$725,467
Shareholders' deficit	$	$ (451,510)	$	$ (667,051)

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

In May 2011, the Company abandoned its historic business of distributing products for mobility challenged individuals which had generated little operating revenue and had limited operations and is now focused on the exploitation of dynamic opportunities in the Canadian medical marijuana arena.

On December 12, 2014, the Company changed its name from Modern Mobility Aids Inc. to Galileo Life Sciences, Inc.

In May of 2011, the business focus of the Company evolved with a rapid expansion strategy in the life sciences and healthcare industry.  A mandate was created to acquire companies within the biopharma sector, to target innovative research and development, and to create a scalable manufacturing capacity in the three following niche market segments:

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

References in this Quarterly Report on Form 10-Q to Galileo Life Sciences, Inc (formerly “Modern Mobility Aids)” refers to Galileo Life Sciences, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the three and nine months  periods  ended March 31, 2015, and 2014, include the accounts of its all wholly owned subsidiary companies which includes Modern Mobility Aids, Inc., MDRM Group (Canada) Ltd., and 2458509 Ontario Inc. and all are Ontario, Canada based companies.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and, or, to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal operations when they come due, in their report on our financial statements for the year ended June 30, 2014 and 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of March 31, 2015 was Nil.  We expect to experience a shortage of funds.  Our shareholders have been lending us funds to enable us to pay our operating expenses.  There are no formal binding commitments or binding arrangements with them to advance or loan funds. Additionally, there are no terms regarding repayment of any loans or capital contribution.  If shareholders do not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

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

For the three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue

During the three months ended March 31, 2015 and 2014 we generated no revenue as we have not commenced any revenue generating activities as yet.

Operating Expenses

During the three months period ended March 31, 2015, we incurred operating expenses of $200,604 compared to $26,085 in the same period of 2014. During this three months period, we incurred $27,514 in consulting fees to related parties and $7,319 for consulting services rendered by third parties. The consulting fees to related parties mainly included the compensation paid to the executives of the Company for their services rendered, while third parties engineering consulting services were received for review and design of the sites. We recognized a loss of $88,067 on the conversion of loans from a related party due to the difference between contracted consulting rates and the market price of the Company’s stock. During the fiscal quarter ended March 31, 2015, $56,553was incurred for legal fees for various important regulatory issues and acquisition transactions. The increase in legal fees was due to the legal services obtained by the Company due to the matter disclosed above and $1,233 for transfer agent fees. The Company incurred $8,407 for accounting and audit services during the quarter. The Company incurred $9,271 in rent due to two new office leases.

By comparison, during the three months period ended March 31, 2014, the Company incurred $12,450 for consulting fees, related parties and $5,841 for consulting fees, third parties. $5,670 for accounting and audit services  and $2,060 for transfer agent fees. The increase in expenses is mainly attributable to increased operational activities during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Other Income (Expenses)

During the three months period ended March 31, 2015, we recognized a net gain on foreign currency transactions in the amount of $13,758 compared to $2,629 in the same period of the last year and interest expense of $1,351 compared to $Nil in the same period of 2014.

Net Losses

During the three months period ended March 31, 2015 we incurred losses of $188,197 compared with $23,456 in losses during the same period of 2014 due to the factors discussed above.

For the nine months ended March 31, 2015 compared to nine months ended March 31, 2014

Revenue

During the six months periods ended March 31, 2015 and 2014 we generated no revenue as we have not commenced revenue generating activities at this time.

Operating Expenses

During the six months ended March 31, 2015, we incurred operating expenses of $1,429,096 compared to $66,619 in the same quarter of 2014. During the nine months ended March 31, 2015, we incurred $766,621 for consulting fees, related parties and $193,112 of consulting fee, third parties. The consulting fees to related parties included compensation to Company executives as discussed in detail in Note 10 above. We recognized a loss of $211,672 and $12,286 on settlement of loans from related and third parties respectively as discussed in Note 12 above, an impairment of its acquisition deposit of $46,006 was also recognized during the quarter, $ 13,673 for business travel and meetings, $21,093 for transfer agent fees, the fees increased as more shares issuance transactions and regulatory compliance took place during the period, $86,416 for legal fees, the increase in legal fees was due to the legal services obtained by the Company due to the matter disclosed in Notes 4 &  5 above, and $23,254 for two new office leases. During the nine months period, the Company also recognized an expense of $27,750 as a loss on cancelling of one of its subscription agreements, as discussed in Note 15. By comparison, during the nine months ended March 31, 2014, we incurred $24,725 for consulting fees, related parties, and $8,779 for consulting fees, third parties, $20,606 for accounting and audit services, $5,460 for transfer agent fees, and $6,544 for legal fees.

Other Income (Expenses)

During the nine months period ended March 31, 2015, we recognized a net gain on foreign currency transactions in the amount of $24,336 compared to $3,301 in the same period of the last year and interest expense of $5,123 compared to $Nil in the same period of 2014.

Net Losses

During the nine month period ended March 31, 2015 we incurred losses of $1,409,882 compared with $63,618 in losses during the nine month period ended March 31, 2014 due to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2015, we had $Nil in cash compared to $2,976 at June 30, 2014.  As of March 31, 2015, we had a working capital deficit of $517,800, compared to a working capital deficit of $713,057 as of June 30, 2014.

Operating activities

Net cash used in operating activities for the nine months ended March 31, 2015 was $122,136, compared with net cash used in operating activities of $69,715 for the same period of the prior year.  During the nine months ended March 31, 2015, the Company incurred a loss of $1,409,883 which was largely due to issuing common stock for consulting services and loss on conversion of debts. By comparison, during the nine months ended March 31, 2014 we had $63,318 loss which was largely offset by increases in liabilities for cash flow purposes.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2015 was $66,290 due to the acquisition of a licensing agreement to market, sell and service proprietary stent technology within certain designated territories compared to Nil in the same period of 2014.

Financing Activities

Net cash provided from financing activities during the nine months ended March 31, 2015 was $185,450 compared to $69,715 provided by financing activities during the nine months ended March 31, 2014. During the nine months ended March 31, 2015, we paid $14,025 to third parties, received $132,453 from shareholders by way of loans and $67,022 as note payable proceeds from a shareholder. By comparison, during the nine months ended March 31, 2014, we received $5,992 from third parties, and $63,723 from shareholders. The Company must raise additional funds to initiate or acquire a business and to fund our continued operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the six months ended December 31, 2014, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31,2015, because there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, through that evaluation, our management identified a material weakness in our internal control over financial reporting as a result of (i) inadequate personnel for documenting and execution of processes related to accounting for transactions; (ii) inadequate segregation of duties due to the lack of qualified accounting department personnel; and (iii) a lack of experienced personnel with relevant accounting experience, due to our limited financial resources. These deficiencies have resulted in, among other things, at times us being unable to provide timely account reconciliations. In order to address these issues, we will need to hire qualified employees or retain qualified individuals with the relevant accounting experience. We have to date been unable to implement remediation actions due to the lack of financial resources to do so. Our management intends to implement policies and procedures to remediate the material weaknesses in the Company’s control over financial reporting when it has the financial resources to do so. Our remediation efforts to address these material weaknesses will include, among other things, hiring additional qualified personnel, and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure these material weaknesses in the future. If these material weaknesses are not remediated or cured, then these deficiencies in internal control over financial reporting could continue to adversely affect the timing and accuracy of our financial reporting.

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

The Company was not successful in raising the additional capital in a timely manner as anticipated by all parties under the renegotiated agreement dated May 5, 2015. On July 15, 2015 counsel for the Potential Licensee sought arbitration pursuant to the terms of the agreement and on July 28, 2015 particulars of the arbitration were sought by the Company but none were forthcoming from counsel for the Potential Licensee.  Instead the Potential Licensee issued a Statement of Claim on August 4, 2015 alleging unacceptable delay in funding and risk of loss of a Health Canada license in the event construction was not finalized when Health Canada could call for a site inspection. The Potential Licensee sought to vacate the agreement and in order to freely seek capital from alternate sources so as to allow them to mitigate prospective damages that might occur through loss of an MMPR license opportunity if they could not comply with a Health Canada inspection. Despite concerted efforts to secure capital from the existing shareholder base and external sources, the Company concluded that the necessary capital could not be raised and to avoid further litigation and potential loss of litigation and agreed to a mutual release of all claims between the parties effective August 27, 2015.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months period ended March 31, 2015 we issued:

•
On July 17, 2014, the Company entered into an engagement agreement, with seven (7) highly regarded professionals to become members of the "Medical Advisory Board established by the Company. In consideration of the services to be rendered by each members of the Advisory Board, the Company issued 250,000 common shares to each member on signing of the agreement. As a result of the engagement, the Company issued a total of 1,750,000 common shares at the price of $0.096 per common share, the closing price of the Company's stock as reported by Bloomberg, L.P.

•
On August 28, 2014, the Company issued 7,974,495 common shares at a conversion price of $0.0375 per common shares against closing market price of $0.05 per common share, in settlement of a $299,043 of a loan from a shareholder, as discussed above in Note 9 of the above financial statements.

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

Subsequent to the March 31, 2015, but prior to the issuance of this Report on Form 10Q we issued the following unregistered equity securities:

•
On May 15, 2015, the Company appointed Mr. Declan French as Chief Executive Officer of the Company, and on July 9, 2015 the Company issued him 4,000,000 common shares of  share capital at the closing price of the Company's common shares as reported by Bloomberg, L.P. on the date of issuance, as an incentive to him.

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

•
On July 9, 2015, the Company issued 2,381,983 common shares at a subscription price of $0.030 per common shares, which represents the closing price of the Company's common share as reported by Bloomberg, L.P on the date of the subscription by way of an equity private placement to raise $21,975 to meet the working capital requirements of the Company. Additionally, the Company issued 1,872,643 common shares to a consultant for the continued consulting services rendered to the Company.  Another lender of the Company  converted a debt balance of $39,740 into 2,387,545 common shares of the Company,  both transactions closed at a market price of $0.030 per common shares, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the conversion.

•
On July 6, 2015 the Company entered into an agreement with a group of lenders to the Company to convert their total debt of $3,730 into 124,323 common shares of the Company at a conversion price of $0.030 per common shares, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the conversion agreement. The amount of loan was obtained during June 2015.

•
In recognition of the advisory services of two consultants  to the Board and management of the company, the Board of Directors, in its meeting held on July 22, 2015, ratified issuance of 250,000 and 350,000 common shares of the Company respectively at the market prices of $0.025 per common share, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the issuance.

•
On August 12, 2015, as a result of a small equity private placement, the Company issued 700,700 common shares of the Company at the market price of $0.01 per common share, which represents the closing price of the Company's common shares as reported by Bloomberg, L.P on the date of the subscription and raised $7,007 for operational needs of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and nine month periods ended March 31, 2015 or 2014.

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

31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer *

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

April 1, 2016
MODERN MOBILITY AIDS INC.

By:	/s/ Declan French
Declan French
Chief Executive Officer and Director

By:	/s/ Preston J. Shea
Preston J. Shea
President, Chief Financial Officer and Chief Accounting Officer